Form 10-Q
period 2015-06-30
Press Ganey Holdings, Inc.
filed 2015-08-11
CIK 1633142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Press Ganey Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-37398	20‑0259496
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
401 Edgewater Place
Suite 500
Wakefield, Massachusetts 01880
Address of Principal Executive Offices) (Zip Code)

(781) 295‑5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒   No

There were 52,604,844 shares of common stock outstanding as of August 7, 2015.

PRESS GANEY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Press Ganey Holdings, Inc.

Condensed Consolidated Balance Sheets

(Thousands of dollars, except share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$19,922	$6,962
Accounts receivable, net of allowances of $736 and $531 at June 30, 2015 and December 31, 2014, respectively	47,631	44,444
Other receivables	2,324	1,782
Prepaid expenses and other assets	5,652	2,741
Income taxes receivable	6,053	2,916
Total current assets	81,582	58,845
Property and equipment, net	60,430	59,610
Deferred financing fees, net	1,036	1,787
Intangible assets, net	367,117	375,391
Goodwill	402,934	402,934
Total assets	$913,099	$898,567
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,279	$4,279
Current portion of capital lease obligations	3,661	4,373
Accounts payable	9,434	13,232
Accrued payroll and related liabilities	8,071	11,704
Accrued expenses and other liabilities	1,617	1,581
Deferred income taxes	1,661	712
Deferred revenue	36,797	26,208
Total current liabilities	65,520	62,089
Long-term debt, less current portion	178,916	403,865
Capital lease obligations, less current portion	7,123	6,779
Equity-based compensation liability	—	19,423
Deferred income taxes	119,905	125,767
Total liabilities	371,464	617,923
Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 350,000,000 and 44,800,000 shares authorized, and 52,558,546 and 43,313,200 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	526	433
Additional paid-in capital	588,819	270,847
Retained earnings (accumulated deficit)	(47,710)	9,364
Total shareholders' equity	541,635	280,644
Total liabilities and shareholders' equity	$913,099	$898,567

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Operations

(Thousands of dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$77,458	$68,365	$152,349	$133,769
Operating expenses:
Cost of revenue, excluding depreciation and amortization	43,112	28,964	74,539	56,724
General and administrative	79,102	17,791	97,403	34,388
Depreciation and amortization	10,237	8,478	20,096	17,046
Loss (gain) on disposal of property and equipment	15	485	(31)	1,091
Total operating expenses	132,466	55,718	192,007	109,249
Income (loss) from operations	(55,008)	12,647	(39,658)	24,520
Other income (expense):
Interest expense, net	(3,775)	(4,966)	(8,354)	(10,430)
Extinguishment of debt	(638)	(2,886)	(638)	(2,886)
Management fee of related party	(267)	(230)	(553)	(460)
Total other income (expense), net	(4,680)	(8,082)	(9,545)	(13,776)
Income (loss) before income taxes	(59,688)	4,565	(49,203)	10,744
Provision for (benefit from) income taxes	(5,871)	2,128	(1,360)	5,011
Net income (loss)	$(53,817)	$2,437	$(47,843)	$5,733
Earnings (net loss) per share:
Basic	$(1.15)	$0.06	$(1.06)	$0.13
Diluted	$(1.15)	$0.06	$(1.06)	$0.13
Weighted average shares of common stock outstanding:
Basic	46,803	43,313	45,058	43,313
Diluted	46,963	43,313	45,218	43,313

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Thousands of dollars, except share amounts)

(Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2015	43,313,200	$433	$270,847	$9,364	$280,644
Sales of equity interests	—	—	100	—	100
Purchase of equity interests	—	—	—	(731)	(731)
Equity-based compensation	—	—	73,263	—	73,263
Impact of liquidation of PG Holdco, LLC	(1,028,122)	(10)	10	—	—
Conversion of equity-based compensation liability	—	—	21,008	—	21,008
Vesting of restricted stock	48,901	1	—	—	1
Taxes paid for net settlements of restricted stock vesting	(10,433)	—	(10,858)	—	(10,858)
Distribution payments	—	—	—	(8,500)	(8,500)
Initial public offering of common stock, net of issuance costs	10,235,000	102	234,449	—	234,551
Net loss	—	—	—	(47,843)	(47,843)
Balance at June 30, 2015	52,558,546	$526	$588,819	$(47,710)	$541,635

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income (loss)	$(47,843)	$5,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,096	17,046
Amortization of deferred financing costs and debt discount	354	507
Equity‑based compensation	74,997	4,907
Extinguishment of debt	638	2,886
Provision for doubtful accounts	321	219
Loss (gain) on disposal of property and equipment	(31)	1,091
Deferred income taxes	(4,913)	(511)
Changes in assets and liabilities:
Accounts receivable	(3,508)	897
Other receivables	(542)	(552)
Prepaid expenses and other assets	(2,911)	(1,119)
Accounts payable	(2,834)	(3,585)
Accrued payroll and related liabilities	(3,781)	(2,659)
Accrued expenses and other liabilities	36	113
Deferred revenue	10,589	3,514
Income taxes receivable	(3,137)	(1,356)
Net cash provided by operating activities	37,531	27,131
Investing activities
Acquisitions of businesses, net of cash acquired	—	(27,824)
Purchases of property and equipment	(15,179)	(4,552)
Net cash used in investing activities	(15,179)	(32,376)
Financing activities
Proceeds from the issuance of long‑term debt	—	38,825
Payments on long‑term debt	(225,140)	(58,514)
Deferred financing payments	(50)	(500)
Payments on capital lease obligations	(2,190)	(812)
Proceeds from sale of equity interests	100	250
Purchases of equity interests	(731)	(2,745)
Taxes paid for net settlements of restricted stock vesting	(10,858)	—
Distribution payments	(8,500)	—
Proceeds from the issuance of common stock in initial public offering, net of fees	237,977	—
Net cash used in financing activities	(9,392)	(23,496)
Net increase (decrease) in cash	12,960	(28,741)
Cash at beginning of period	6,962	32,635
Cash at end of period	$19,922	$3,894
Supplemental disclosure of cash flow information
Disposal of property and equipment acquired through capital leases	$283	$—
Property and equipment acquired through capital leases	2,156	—
Purchase of property and equipment in accounts payable	2,069	983
IPO related costs in accounts payable	3,426	—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Press Ganey Holdings, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals necessary to present fairly the financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of results to be expected for any other interim period or for the full year. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could materially differ from those estimates.

Description of Business

Press Ganey Holdings, Inc. is a leading provider of performance measurement, analysis, benchmarking, and quality improvement services primarily to the United States healthcare industry. The consolidated financial statements include the financial statements of Press Ganey Holdings, Inc. and its wholly owned subsidiary, Press Ganey Associates (“Associates”), and Associates’ wholly owned subsidiaries, PatientImpact LLC; Data Advantage LLC; Center for Performance Services, Inc.; Morehead Associates, Inc.; On The Spot Systems, Inc.; and Dynamic Clinical Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the initial public offering (discussed below), the Company was a wholly owned subsidiary of PG Holdco, LLC (the “Parent”).

Effective May 8, 2015, the name of the Company was changed from PGA Holdings, Inc. to Press Ganey Holdings, Inc.

Initial Public Offering

In May 2015, the Company completed its initial public offering (the “IPO”) of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.6 million, net of underwriting discounts and commissions and offering-related transaction costs incurred, which included $3.4 million of offering-related transaction costs incurred but not yet paid as of June 30, 2015. In connection with the IPO: (i) PG Holdco, LLC was liquidated and its sole asset, the shares of the Company’s common stock, was distributed to the equity holders based on their relative rights under the limited liability company agreement, (ii) the Company recognized $70.4 million of equity-based compensation expense for the modification of certain units of PG Holdco, LLC, (iii) the Company paid a one-time transaction advisory fee of $8.5 million to Vestar, and (iv) the Company recognized a loss on extinguishment of debt of $638 thousand related to the write-off of deferred financing fees, loss on original issue discount and lender fees as a result of the partial repayment of its term loan facility with the net proceeds of the IPO.

Stock Split

On May 8, 2015, the Company’s common stock was split at a 2,800-for-one ratio. The authorized shares were increased to 350.0 million. Accordingly, all references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Preferred Stock

On May 27, 2015, the Company amended and restated its certificate of incorporation to, among other things, authorize 50.0 million shares of preferred stock with a par value of $0.01.

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)”. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual and interim reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and our method of adoption.

In April 2015, the FASB issued ASU 2015‑03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual and interim periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

3. Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2015	2014
Furniture, fixtures, and leasehold improvements	$9,016	$6,249
Office equipment	18,092	15,214
Office equipment held under capital lease	19,715	18,531
Computer equipment and software	62,734	57,389
Construction in progress	16,055	21,628
	125,612	119,011
Accumulated amortization on office equipment held under capital leases	(7,826)	(6,244)
Accumulated depreciation	(57,356)	(53,157)
	$60,430	$59,610

Depreciation and amortization of property and equipment was $6.1 million and $4.6 million for the three months ended June 30, 2015 and 2014, respectively, and $11.8 million and $9.4 million for the six months ended June 30, 2015 and 2014, respectively.

4. Fair Value Measurements

The Company measures and reports its financial assets and liabilities on the basis of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

A three‑level hierarchy for disclosure has been established to show the extent and level of judgment used to estimate fair value measurements, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Significant other observable inputs (quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability).

Level 3: Significant unobservable inputs for the asset or liability. These values are generally determined using pricing models which utilize management estimates of market participant assumptions.

Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost‑effective to obtain. The Company had no Level 3 assets or liabilities at June 30, 2015 and December 31, 2014.

Other Fair Value Measures

The recorded value of accounts receivable, other receivables, accounts payable, accrued expenses, and other liabilities approximates fair value because of the short maturity of these financial instruments. The recorded values of the variable rate First Lien and Second Lien Term Loans approximate fair value because the interest rates fluctuate with market rates.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in connection with business combinations accounted for as a purchase and determined to have indefinite lives are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when impairment indicators are present. The Company believes that no such impairment indicators existed during the three and six months ended June 30, 2015 and 2014.

Intangible Assets

Intangible assets consist of the following:

	June 30, 2015			December 31, 2014

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name (indefinite life)	$200,000	$—	$200,000	$200,000	$—	$200,000
Trade names (finite life)	2,130	(1,357)	773	2,130	(1,167)	963
Customer relationships	235,300	(88,396)	146,904	235,300	(82,010)	153,290
Proprietary technology	32,240	(13,247)	18,993	32,240	(11,645)	20,595
Other	2,090	(1,643)	447	2,090	(1,547)	543
	$471,760	$(104,643)	$367,117	$471,760	$(96,369)	$375,391

Intangible asset amortization expense for the three months ended June 30, 2015 and 2014 was $4.1 million and $3.9 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2015 and 2014 was $8.3 million and $7.6 million, respectively. The Company cannot reliably determine the pattern for which it consumes the benefit of its customer relationship intangible assets. As such, the Company amortizes its customer relationship intangible assets using the straight‑line method over the estimated lives based upon the Company’s historical customer retention and recurring revenue base.

The remaining estimated intangible asset amortization expense is $8.2 million in 2015, $16.1 million in 2016, $15.2 million in 2017, $13.6 million in 2018, $13.0 million in 2019 and $101.0 million thereafter. These amounts are based upon intangible assets recorded as of June 30, 2015 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

6. Revolving Line of Credit and Long‑Term Debt

As of June 30, 2015 and December 31, 2014, the Company’s long‑ term debt consisted of the following:

	June 30,	December 31,
	2015	2014
First Lien Term Loan	$183,316	$408,456
Original issue discount, net of accumulated amortization	(121)	(312)
	183,195	408,144
Less current portion	(4,279)	(4,279)
Long-term debt	$178,916	$403,865

First and Second Lien Credit Agreements

On April 20, 2012, the Company entered into a First Lien Credit Agreement (the “First Lien Agreement”) and Second Lien Credit Agreement (the “Second Lien Agreement”). The First Lien Agreement consists of a six-year $30 million revolving credit facility (the “Revolving Credit Facility”) and a six‑year, $345 million term loan facility (the “First Lien Term Loan”), which was issued at an original issue discount of $3.5 million that is being recognized in interest expense over the term of the debt using the effective interest method. The Second Lien Agreement consisted of a six‑and‑a‑half‑year, $95 million term loan facility (the “Second Lien Term Loan”), which was issued at an original issue discount of $950 thousand that was recognized in interest expense over the term of the debt using the effective interest method. The First Lien Agreement and the Second Lien Agreement are both secured by substantially all of the assets of the Company.

On May 9, 2013, the Company amended the First Lien Agreement to borrow an additional $50 million, lower interest rates, and adjust certain financial covenants. Proceeds from the additional borrowings were used to pay down the principal balance of the Second Lien Term Loan.

On May 9, 2014, the Company amended the First Lien Agreement to borrow an additional $35 million in the form of an incremental term loan increase. Proceeds from the additional borrowings and $10 million of cash were used to pay off the remaining balance of the Second Lien Term Loan. The transactions resulted in a loss on extinguishment of debt of $2.9 million, consisting of unamortized deferred financing fees of $1.5 million, payments of fees to lenders of $0.5 million and loss on original issue discount of $0.9 million, which are recorded as extinguishment of debt in other expense, net, in the consolidated statement of operations for the quarter ended June 30, 2014.

During the second quarter of 2015, the Company used proceeds from the IPO to pay down $223.0 million of the principal balance of the First Lien Term Loan. The transactions resulted in a loss on extinguishment of debt of $638 thousand, consisting of unamortized deferred financing fees of $489 thousand and loss on original issue discount of $149 thousand, which are recorded as extinguishment of debt in other expense, net, in the consolidated statement of operations for the quarter ended June 30, 2015.

At the discretion of the Company, interest accrues on borrowings on the Revolving Credit Facility at either the London Interbank Offered Rate (“LIBOR” or “Eurodollar Rate”) plus an applicable margin or the adjusted base rate (“ABR”) plus an applicable margin, as defined in the First Lien Agreement. There were no borrowings outstanding under the Revolving Credit Facility at both June 30, 2015 or December 31, 2014; however, the Company had letters of credit outstanding of approximately $100 thousand at June 30, 2015 and December 31, 2014, which reduced the borrowing capacity of the Revolving Credit Facility to $29.9 million. The Company is charged a loan commitment fee of 0.50% for unused amounts on the Revolving Credit Facility.

After the May 9, 2013, amendment, at the discretion of the Company, interest accrues on outstanding borrowings under the First Lien Term Loan at either the ABR, as defined in the First Lien Agreement, plus an applicable margin, currently 2.25%, or the Eurodollar Rate with a floor of 1.00% plus an applicable margin, currently 3.25%. The Company elected to use the Eurodollar Rate during the six months ended June 30, 2015, and the interest rate at June 30, 2015, was 4.25%. The Company was required to make quarterly principal payments of $863 thousand from June 2012 through March 31, 2013, payments of $979 thousand from June 30, 2013 through March 31, 2014, and $1.1 million from June 30, 2014 through April 20, 2018, when the First Lien Agreement matures, and to make interest payments. The remaining principal balance of the First Lien Term Loan is due at maturity on April 20, 2018.

The Company is required to make additional annual principal payments on the First Lien Term Loan equal to 25% or 50% (determined based on the senior leverage ratio at year‑end) of the excess cash flow generated, if any. There was no Excess Cash Flow payment required for the year ended December 31, 2014.

The First Lien Agreement contains certain restrictive and financial covenants with which the Company must comply on a quarterly basis, including a maximum net leverage ratio and a minimum interest coverage ratio, as defined. The Company is also limited in its ability to incur additional indebtedness or liens; pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; merge or consolidate with another entity; or sell, assign, transfer, convey, or otherwise dispose of all or substantially all of its assets. The Company was in compliance with these restrictive and financial covenants as of June 30, 2015 and December 31, 2014.

7. Income Taxes

For the three months ended June 30, 2015, the Company recorded an income tax benefit of $5.9 million compared to expense of $2.1 million for the three months ended June 30, 2014. The Company’s effective tax rate was a benefit of 9.8% for the three months ended June 30, 2015. The Company’s effective tax rate was 46.6% for the three months ended June 30, 2014. The lower effective tax rate for the three months ended June 30, 2015 was primarily due to the impact of nondeductible equity-based compensation.

For the six months ended June 30, 2015, the Company recorded an income tax benefit of $1.4 million compared to expense of $5.0 million for the six months ended June 30, 2014. The Company’s effective tax rate was a benefit of 2.8% for the six months ended June 30, 2015. The Company’s effective tax rate was 46.6% for the six months ended June 30, 2014. The lower effective tax rate for the six months ended June 30, 2015 was primarily due to the impact of nondeductible equity-based compensation.

8. Segment Information

An operating segment is a component of an enterprise that engages in business activities and has discrete financial information that is regularly reviewed by the enterprise’s chief operating decision maker to assess performance of the individual component and make decisions about allocating resources to the component. The Company produces one set of financial information at the enterprise level that is regularly reviewed by the Company’s chief operating decision maker. Discrete financial information is not produced or reviewed by the Company’s chief operating decision maker at a level lower than the enterprise level. As such, the Company has one operating segment as of June 30, 2015 and 2014.

The Company’s identifiable assets are located in the United States and over 99% of the Company’s revenues are located in the United States.

9. Related Party Transactions

The Company was charged an annual management fee that is payable quarterly, to its majority shareholder, Vestar Capital Partners, LLC (“Vestar”). The Company incurred management fees of $267 thousand and $230 thousand for the three months ended June 30, 2015 and 2014, respectively, and $553 thousand and $460 thousand for the six months ended June 30, 2015 and 2014, respectively. The annual management fee is no longer required after the effective date of the IPO.

In connection with the IPO, the Company paid a one-time transaction advisory fee to Vestar of $8.5 million. This fee was reflected as a distribution payment on the condensed consolidated statement of cash flows for the six months ended June 30, 2015, and reduced retained earnings on the condensed consolidated balance sheet as of June 30, 2015.

10. Equity-Based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the consolidated financial statements over the requisite service or performance vesting period.

Total equity-based compensation expense recorded in the condensed consolidated statements of operations for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue, excluding depreciation and amortization	$10,643	$728	$11,355	$1,363
General and administrative	62,390	1,854	63,642	3,544
Total equity-based compensation expense	$73,033	$2,582	$74,997	$4,907

Parent Equity-Based Compensation Plan

Our former parent company, PG Holdco, LLC, had adopted an equity-based compensation plan (the “Parent Plan”), which authorized the granting of various equity awards of the Parent’s Preferred units, Class A common units, Class B common units, and Class C common units to employees and directors of the Company. The awards of the Parent were recorded as compensation expense in the accounts of the Company because the recipients are employees of the Company.

In connection with the closing of the IPO, the Parent was liquidated and its sole asset, shares of the Company’s common stock, were distributed to its equity holders based on their relative rights under its limited liability agreement. The equity holders of the Parent received the number of shares of the Company’s common stock in the liquidation of the Parent that they would have held in the Company’s common stock directly immediately before the distribution, with no issuance of additional shares by the Company. Vested units of the Parent converted to shares of the Company’s common stock in the distribution. Unvested common units of the Parent that were subject to time-vesting conditions were converted to 1,028,122 unvested restricted shares of the Company’s common stock in the distribution and will continue to vest based on the amended vesting schedule of the respective unit class.

The liquidation and distribution of the Parent resulted in $70.4 million of equity-based compensation expense for the three and six months ended June 30, 2015 due to the following outstanding award modifications:

•	Performance-based Class A and Class C common units of the Parent – vesting of $40.4 million triggered by achievement of performance threshold as a result of the IPO
•

Class A common units of the Parent – modification of $19.4 million due to change from cliff-vesting awards to quarterly-vesting awards with resulting change from liability treatment to equity treatment

•

Preferred, Class A and Class B common units purchased with loans – modification of $9.1 million due to repayment of the loan which was a cancellation of option treatment and replacement with new awards with resulting change from liability treatment to equity treatment

•	Loan forgiveness – modification of $1.5 million due to forgiveness of loans used to purchase units with resulting change from liability treatment to equity treatment

The total liability outstanding associated with the Parent Plan equity-based compensation awards not classified in equity but as liabilities was $0 and $19.4 million at June 30, 2015 and December 31, 2014, respectively.

2015 Incentive Award Plan

The Company’s 2015 Incentive Award Plan (the “2015 Plan”) provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, stock appreciation rights, and other stock or cash based awards. The 2015 Plan authorized 7,120,000 shares of common stock for issuance pursuant to awards under the plan.

On May 21, 2015, the Company granted shares of restricted stock with vesting terms summarized as follows:

4-year service vesting (20% for years 1-2, 30% for years 3-4)	807,000
3-year performance vesting (cliff)	807,000
2-year service vesting (quarterly)	120,000
1-year service vesting	20,000
1,754,000

During the six months ended June 30, 2015, the Company granted the following restricted stock with various performance and time vesting conditions:

		Weighted
		Average
		Fair Value
		at Grant
	Shares	Date
Nonvested at January 1, 2015	—	$—
Converted from liquidation of Parent	1,028,122	25.00
Granted	1,754,000	25.00
Vested	(48,901)	25.00
Forfeited	—	—
Nonvested at June 30, 2015	2,733,221	$25.00

As of June 30, 2015, $56.6 million of total unrecognized compensation costs related to outstanding nonvested restricted stock was expected to be recognized over a weighted average period of 2.9 years.

11. Subsequent Events

On July 31, 2015, the Company completed the refinancing of its First Lien Term Loan and Revolving Credit Facility under a new credit agreement (“2015 Credit Agreement”). In connection with the refinancing, the Company repaid in full, the then outstanding First Lien Term Loan balance of $183.2 million and entered into a new term loan (“Term Loan”) in the amount of $185.0 million. Also in connection with this refinancing, the Company increased the borrowing capacity from its Revolving Credit Facility of $30.0 million to a new revolving line of credit (“Revolver”) of $75.0 million. The subsequent refinancing resulted in a loss on extinguishment of debt of $1.1 million, consisting of unamortized deferred financing fees of $1.0 million and a loss on original issue discount of $0.1 million.

The 2015 Credit Agreement consists of a five year $185.0 million Term Loan and a five year $75.0 million Revolver. The outstanding principal amount of the Term Loan will be payable in equal quarterly amounts of $2.3 million, commencing on December 31, 2015, with the remaining balance due upon maturity. Outstanding balances on the Revolver will be due upon maturity. The agreement is secured by substantially all of the assets of the Company.

Under the 2015 Credit Agreement, interest accrues on outstanding borrowings on the Term Loan and Revolver at the Companys’s option of either the (i) LIBOR plus an applicable margin, ranging from 1.50% to 2.25%, or (ii) ABR plus an applicable margin, ranging from 0.50% to 1.25%. The applicable margins for both LIBOR and ABR are variable based upon stipulated ranges of the secured net leverage ratio, as defined in the agreement.

The 2015 Credit Agreement contains certain restrictive and financial covenants with which the Company must comply on a quarterly basis, including a maximum secured net leverage ratio, as defined. The Company is also limited in its ability to incur additional indebtedness or liens; pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; merge or consolidate with another entitiy; or sell, assign, transfer, convey, or otherwise dispose of all or substantially all of its assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

The forward-looking statements contained in this report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include those described under “Risk Factors” included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Should one or more of these risks or uncertainties materialize, or should any of these assupmtions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

Any forward-looking statement made by us speaks only as of the date on which we make it. Factors or events that could cause our actual operating and financial performance to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Executive Overview

We are a leading provider of patient experience measurement, performance analytics and strategic advisory solutions for healthcare organizations across the continuum of care. Our mission is to help healthcare organizations reduce patient suffering and improve clinical quality, safety and the patient experience. We provide our clients with innovative, technology‑based solutions that capture the perspectives of patients, physicians, nurses and other healthcare employees, which enable our clients to benchmark, analyze and improve the patient’s care experience. We support clients in achieving the “Triple Aim” of improving the patient experience, managing their population’s health and controlling costs through improved patient engagement and experience of care. We believe we offer a powerful value proposition to the healthcare industry, as we help drive transformational change through greater performance transparency, better care coordination and sustainable performance improvements.

On May 27, 2015, we completed our IPO of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.6 million, net of underwriting discounts, commissions and offering-related transaction costs incurred. Our common stock is currently traded on the New York Stock Exchange under the symbol “PGND”.

Factors Affecting our Financial Performance

We believe that the financial performance of our business and our continued success are primarily dependent upon the following:

•Client Penetration and Growth.  We believe that we have opportunities to continue to grow our revenue from our comprehensive suite of solutions due to the trends we see affecting the healthcare industry. We expect an increasing percentage of our recurring and new revenues to be the result of increased focus by healthcare providers on measuring and reporting on, and bearing financial risk for, clinical outcomes and the patient experience. Our future growth will depend on our ability to expand sales of our suite of solutions to our existing client base and identify and execute upon new opportunities and attract new clients. Our expansion activities consist of focusing on growing healthcare settings, including hospitals, medical practices and post‑acute markets, and servicing new markets and increasing engagement of existing clients impacted by expanded CAHPS regulatory requirements. We plan to continue to invest in the development of innovative and value‑added solutions and continue to market our proprietary platform.

•Continued Change in the U.S. Healthcare Industry.  Healthcare spending represents a significant and growing component of GDP of the United States and the average annual growth in health care spending is expected to exceed average annual GDP growth from 2013 to 2023. As healthcare costs rise and providers, patients and payment models focus on value‑based and patient‑centric care, the healthcare industry has increasingly focused attention on improving efficiency and transparency, standardizing care around best practices, and driving better clinical and operational outcomes. This has resulted in increasing demand for solutions designed to improve the efficiency and quality of care, safety and the patient experience. We believe this shift in the industry will continue to impact our business in the foreseeable future.

•Selective Acquisitions.  We expect to grow through selective acquisitions that complement and grow our existing suite of technologies, services and solutions and increase the number of clients we serve. Our acquisitions are integrated within our overall solutions suite and brand to strengthen our comprehensive offerings. As the U.S. healthcare industry continues to evolve, we expect that there will be attractive investment opportunities given the large number of complementary businesses in the industry. Any acquisition could have a material impact on our financial position and results of operations.

•Macro‑Economic Conditions.  Our clients are affected by macro‑economic trends such as general economic conditions, inflation and unemployment. Macro‑economic trends have various effects on our business, and on occasion have resulted in the slowing of the decision‑making processes by existing and prospective clients. In recent years, changes in macro‑economic trends have increased demand for our solutions as our clients strive to improve their clinical and operating performance, while reducing costs and moving to a value‑based care model.

Acquisitions

We completed two acquisitions during the year ended December 31, 2014 to expand capabilities and complement our suite of solutions. During 2014, we acquired all of the capital stock of Dynamic Clinical Systems, Inc. (“DCS”), which provides patient reported outcomes services and solutions for a purchase price of $3.3 million. We also purchased all of the assets of The National Database of Nursing Quality Indicators (“NDNQI”) for a purchase price of $24.9 million. NDNQI is a leading quality improvement and nurse engagement tool. Both of these acquisitions were financed with cash on hand.

The results of operations of the acquired businesses have been included in our consolidated financial statements since the applicable date of acquisition.

Refinancings

We completed refinancings to lower our interest expense, reduce principal balances, and amend certain financial covenants. In May 2014, we borrowed an additional $35.0 million under the First Lien Term Loan and used such funds, together with $10.0 million of cash on hand, to repay in full all amounts outstanding under, and terminate, our Second Lien Term Loan. In May 2015, we repaid $223.0 million of principal on our First Lien Term Loan using the net proceeds from our IPO. These refinancings resulted in losses on the extinguishment of debt consisting of write‑offs of unamortized deferred financing fees and losses on original issue discount in the applicable periods.

On July 31, 2015, we completed a subsequent refinancing of our First Lien Term Loan and Revolving Credit Facility. See Note 11 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional details.

Results of Operations

The following table sets forth our results of operations and our results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2015	revenue	2014	revenue	2015	revenue	2014	revenue
Revenue	$77,458	100.0%	$68,365	100.0%	$152,349	100.0%	$133,769	100.0%
Operating expenses:
Cost of revenue	43,112	55.7	28,964	42.4	74,539	48.9	56,724	42.4
General and administrative	79,102	102.1	17,791	26.0	97,403	63.9	34,388	25.7
Depreciation and amortization	10,237	13.2	8,478	12.4	20,096	13.2	17,046	12.7
Loss (gain) on disposal of property and equipment	15	—	485	0.7	(31)	—	1,091	0.8
Total operating expenses	132,466	171.0	55,718	81.5	192,007	126.0	109,249	81.7
Income (loss) from operations	(55,008)	(71.0)	12,647	18.5	(39,658)	(26.0)	24,520	18.3
Other income (expense):
Interest expense, net	(3,775)	(4.9)	(4,966)	(7.3)	(8,354)	(5.5)	(10,430)	(7.8)
Extinguishment of debt	(638)	(0.8)	(2,886)	(4.2)	(638)	(0.4)	(2,886)	(2.2)
Management fee of related party	(267)	(0.3)	(230)	(0.3)	(553)	(0.4)	(460)	(0.3)
Total other expense, net	(4,680)	(6.0)	(8,082)	(11.8)	(9,545)	(6.3)	(13,776)	(10.3)
Income (loss) before income taxes	(59,688)	(77.1)	4,565	6.7	(49,203)	(32.3)	10,744	8.0
Provision (benefit) for income taxes	(5,871)	(7.6)	2,128	3.1	(1,360)	(0.9)	5,011	3.7
Net income (loss)	$(53,817)	(69.5)%	$2,437	3.6%	$(47,843)	(31.4)%	$5,733	4.3%

Non-GAAP Financial Measures:
Adjusted EBITDA (a)	$29,131	37.6%	$25,328	37.0%	$56,471	37.1%	$49,102	36.7%

(a)For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income (loss), see “Non-GAAP Financial Measures”.

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Revenue

Revenue increased $9.1 million, or 13.3%, from $68.4 million for the three months ended June 30, 2014 to $77.5 million for the three months ended June 30, 2015. The increase was primarily attributable to the expansion of our patient experience solutions sold to existing clients, revenue from new clients and $2.0 million of incremental revenue in the second quarter of 2015 from the acquisition of NDNQI in June 2014.

Cost of Revenue

Cost of revenue increased $14.1 million, or 48.8%, from $29.0 million for the three months ended June 30, 2014 to $43.1 million for the three months ended June 30, 2015. As a percentage of revenue, cost of revenue increased from 42.4% for the three months ended June 30, 2014 to 55.7% for the three months ended June 30, 2015.

The $14.1 million increase in cost of revenue was primarily due to $10.1 million of stock-based compensation from the equity-based compensation modification related to the IPO (see Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details). The increase was also driven by an increase in postage and printing costs of $1.4 million due to a 14.7% increase in outgoing survey volume, an increase in professional fees of $1.4 million associated with additional temporary staffing to support increased telephone survey volumes, and an increase in personnel costs of $1.2 million, including $0.4 million of incremental costs related to NDNQI and an increase of $0.8 million associated with an increase in salaries and headcount.

General and Administrative Expense

General and administrative expense increased $61.3 million, or 344.6%, from $17.8 million for the three months ended June 30, 2014 to $79.1 million for the three months ended June 30, 2015. As a percentage of revenue, general and administrative expense increased from 26.0% for the three months ended June 30, 2014 to 102.1% for the three months ended June 30, 2015.

The $61.3 million increase in general and administrative expenses was primarily due to $60.3 million of stock-based compensation from the equity-based compensation modification related to the IPO (see Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details). Other increases included personnel costs of $2.0 million associated with increases in salaries, headcount and ongoing stock-based compensation, and $0.4 million of professional fees related to accounting and transaction expenses, offset by a $1.4 million decrease in severance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.8 million, or 20.7%, from $8.5 million for the three months ended June 30, 2014 to $10.2 million for the three months ended June 30, 2015. The $1.8 million increase was due to an increase in depreciation expense of $1.5 million driven by additional investments in computer software development and new assets under capital leases, and $0.3 million related to the amortization of intangible assets associated with recently acquired businesses.

Loss (Gain) on Disposal of Property and Equipment

We recorded a net loss on disposal of property and equipment of $15 thousand for the three months ended June 30, 2015 compared to a net loss on disposal of property and equipment of $0.5 million for the three months ended June 30, 2014. The $15 thousand net loss for the three months ended June 30, 2015 was the result of retirement of software and computer hardware assets no longer in use. The $0.5 million net loss on disposal of equipment for the three months ended June 30, 2014 was primarily the result of the write-off of two software development projects.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $1.2 million, or 24.0%, from $5.0 million for the three months ended June 30, 2014 to $3.8 million for the three months ended June 30, 2015. Interest expense on the First Lien Term Loan decreased $0.7 million due to the repayment of $223.0 million of principal using proceeds from our IPO during the three months ended June 30, 2015, compared to additional borrowings of $35.0 million during the three months ended June 30, 2014. The interest rate on the First Lien Term Loan remained consistent at 4.25% during both periods. Interest expense on the Second Lien Term Loan decreased $0.4 million due to the payoff of the $45.0 million principal balance on May 9, 2014. The interest rate on the Second Lien Term Loan was 8.25% during the three months ended June 30, 2014. The remaining $0.1 million decrease was related to reduced amortization of deferred financing fees and accretion of original issue discount following the losses on extinguishment of debt as described below.

Extinguishment of debt.  During the three months ended June 30, 2015, we repaid $223.0 million of the principal balance on our First Lien Term Loan with proceeds from the IPO. The transactions resulted in a loss on extinguishment of debt of $638 thousand consisting of unamortized deferred financing fees of $489 thousand and loss on original issue discount of $149 thousand. During the three months ended June 30, 2014, we repaid the remaining balance of our Second Lien Term Loan. The transaction resulted in a loss on extinguishment of debt of $2.9 million consisting of the write‑off of unamortized deferred financing fees of $1.5 million, payments of fees to lenders of $0.5 million and loss on original issue discount of $0.9 million.

Management fee of related party.  Our annual management fee increased $37 thousand from $230 thousand for the three months ended June 30, 2014 to $267 thousand for the three months ended June 30, 2015. The annual management fee is based on our performance in the previous fiscal year. The year‑over‑year improvement in performance resulted in a corresponding increase in the annual management fee. The annual management fee is no longer required after the effective date of the IPO.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes decreased $8.0 million, or 375.9%, from an expense of $2.1 million for the three months ended June 30, 2014 to a benefit of $5.9 million for the three months ended June 30, 2015. The provision for income taxes for the three months ended June 30, 2015 and 2014 primarily represents federal and state income tax expense for the periods.

For the three months ended June 30, 2015, our effective income tax rate was a benefit of 9.8% as compared to an effective income tax rate of 46.6% for the three months ended June 30, 2014. These rates differ from the federal statutory income tax rate of 35% primarily due to nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of the IPO (see Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details).

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Revenue

Revenue increased $18.5 million, or 13.9%, from $133.8 million for the six months ended June 30, 2014 to $152.3 million for the six months ended June 30, 2015. The increase was primarily attributable to the expansion of our patient experience solutions sold to existing clients, revenue from new clients and $6.0 million of incremental revenue from businesses acquired in the second quarter of 2014.

Cost of Revenue

Cost of revenue increased $17.8 million, or 31.4%, from $56.7 million for the six months ended June 30, 2014 to $74.5 million for the six months ended June 30, 2015. As a percentage of revenue, cost of revenue increased from 42.4% for the six months ended June 30, 2014 to 48.9% for the six months ended June 30, 2015.

The $17.8 million increase in cost of revenue was primarily due to $10.1 million of stock-based compensation from the equity-based compensation modification related to the IPO (see Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details).The additional increase of $7.7 million relates to a $3.0 million increase in postage and printing costs due to a 15.2% increase in outgoing survey volume. Personnel costs increased $2.4 million, including $0.9 million of incremental costs related to NDNQI and DCS, an increase of $0.9 million associated with an increase in salaries and headcount, an increase of $0.6 million for group health insurance, and an increase of $0.2 million in bonus expense which is based on targeted earnings. Other increases include an increase in professional fees of $1.8 million associated with additional temporary staffing to support increased telephone survey volumes, $0.3 million related to our regional client conferences due to increases in conference attendance and $0.2 million of incremental technology costs related to NDNQI and DCS.

General and Administrative Expense

General and administrative expense increased $63.0 million, or 183.2%, from $34.4 million for the six months ended June 30, 2014 to $97.4 million for the six months ended June 30, 2015. As a percentage of revenue, general and administrative expense increased from 25.7% for the six months ended June 30, 2014 to 63.9% for the six months ended June 30, 2015.

The $63.0 million increase in general and administrative expenses was primarily due to $60.3 million of stock-based compensation from the equity-based compensation modification related to the IPO (see Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details). Personnel costs increased $1.7 million, including an increase of $2.5 million in wages and taxes driven by increases in salaries and headcount, an increase of $0.2 million in bonus expense which is based on targeted earnings, and an increase of $0.2 million for group health insurance, offset by a $1.2 million decrease in severance expense. Also contributing to the increase was an increase of $0.9 million in professional fees including accounting, consultant and transaction expenses and consultant fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.1 million, or 17.9%, from $17.0 million for the six months ended June 30, 2014 to $20.1 million for the six months ended June 30, 2015. The $3.1 million increase was due to an increase in depreciation expense of $2.4 million driven by higher investments in computer software development and new assets under capital leases, and $0.7 million primarily related to the amortization of intangible assets associated with recently acquired businesses.

Loss (Gain) on Disposal of Property and Equipment

We recorded a net gain on disposal of property and equipment of $31 thousand for the six months ended June 30, 2015 compared to a loss on disposal of property and equipment of $1.1 million for the six months ended June 30, 2014. The $31 thousand net gain for the six months ended June 30, 2015 was primarily the result of early termination of capital leases for equipment. The $1.1 million loss on disposal of equipment for the six months ended June 30, 2014 was the result of the consolidation of several of our smaller office locations and the write-off of two software development projects.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $2.0 million, or 19.9%, from $10.4 million for the six months ended June 30, 2014 to $8.4 million for the six months ended June 30, 2015. Interest expense on the Second Lien Term Loan decreased from $1.3 million for the six months ended June 30, 2014 to $0 for the six months ended June 30, 2015, due to the payoff on May 9, 2014. The interest rate on the Second Lien Term Loan was 8.25% during the six months ended June 30, 2014. Interest expense on the First Lien Term Loan decreased $0.5 million due to the repayment of $223.0 million of principal using proceeds from our IPO during to the six months ended June 30, 2015, compared to additional borrowings of $35.0 million offset by an excess cash flow payment of $11.0 million during the six months ended June 30, 2014. The interest rate on the First Lien Term Loan remained consistent at 4.25% during both periods. The remaining $0.2 million decrease was related to reduced amortization of deferred financing fees and accretion of original issue discount following the losses on extinguishment as described below.

Extinguishment of debt.  During the six months ended June 30, 2015, we prepaid $223.0 million of the principal balance on our First Lien Term Loan with proceeds from the IPO. The transactions resulted in a loss on extinguishment of debt of $638 thousand consisting of unamortized deferred financing fees of $489 thousand and loss on original issue discount of $149 thousand. During the six months ended June 30, 2014, we repaid the remaining balance of our Second Lien Term Loan. The transaction resulted in a loss on extinguishment of debt of $2.9 million consisting of the write‑off of unamortized deferred financing fees of $1.5 million, payments of fees to lenders of $0.5 million and loss on original issue discount of $0.9 million.

Management fee of related party.  Our annual management fee increased $93 thousand from $460 thousand for the six months ended June 30, 2014 to $553 thousand for the six months ended June 30, 2015. The annual management fee is based on our performance in the previous fiscal year. The year‑over‑year improvement in performance has resulted in a corresponding increase in the annual management fee. The annual management fee is no longer required after the effective date of the IPO.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes decreased $6.4 million, or 127.1%, from an expense of $5.0 million for the six months ended June 30, 2014 to a benefit of $1.4 million for the six months ended June 30, 2015. The provision for income taxes for the six months ended June 30, 2015 and 2014 primarily represents federal and state income tax expense for the periods.

For the six months ended June 30, 2015, our effective income tax rate was a benefit of 2.8% as compared to an effective income tax rate of 46.6% for the six months ended June 30, 2014. These rates differ from the federal statutory income tax rate of 35% primarily due to nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of the IPO (see Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details).

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) before interest expense, net, income taxes and depreciation and amortization, with further adjustments to add back (i) items that terminated in connection with the IPO, (ii) non-cash charges, (iii) items that are not indicative of the underlying operating performance of the business and (iv) items that are solely related to changes in our capital structure, and therefore are not indicative of the underlying operating performance of the business.

Management uses Adjusted EBITDA (i) to compare our operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes, including the preparation of our internal annual operating budget, (iv) to evaluate the performance and effectiveness of our operational strategies and (v) to assess compliance with various metrics associated with the agreements governing our indebtedness. We also believe that Adjusted EBITDA is useful to investors in assessing our financial performance because this measure is similar to the metrics used by investors and other interested parties when comparing companies in our industry that have different capital structures, debt levels and/or income tax rates. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as our management.

Adjusted EBITDA is not determined in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered in isolation or as an alternative to net income, income from operations, net cash provided by operating, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The table below presents information for the periods indicated about our Adjusted EBITDA. A reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(53,817)	$2,437	$(47,843)	$5,733
Interest expense	3,775	4,966	8,354	10,430
Income tax expense (benefit)	(5,871)	2,128	(1,360)	5,011
Depreciation and amortization	10,237	8,478	20,096	17,046
EBITDA	$(45,676)	$18,009	$(20,753)	$38,220
Equity-based compensation(a)	73,033	2,582	74,997	4,907
Extinguishment of debt(b)	638	2,886	638	2,886
Management fee to related party(c)	267	230	553	460
Acquisition expenses(d)	195	66	203	68
Loss (gain) on disposal of property and equipment	15	485	(31)	1,091
Other non-comparable items(e)	659	1,070	864	1,470
Adjusted EBITDA	$29,131	$25,328	$56,471	$49,102

(a)Represents costs associated with equity awards granted to attract and retain employees. See Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for classification of equity-based compensation on the Condensed Consolidated Statements of Operations for the periods indicated.

(b)Represents the write‑off of unamortized deferred financing fees, loss on original issuance discount and lender fees in connection with debt payments and refinancings. See “Refinancings.”

(c)Represents annual management fees paid to Vestar under the management agreement, which was terminated upon the closing of the IPO. See Note 9 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

(d)Represents transaction costs incurred in connection with completed and potential acquisitions. See “Acquisitions.”

(e)Other non‑comparable items include IPO costs, professional fees incurred in connection with strategic corporate planning and expenses related to client retention due to the discontinuation of certain clinical solutions and software applications. We believe these are expenses that are not comparable as they relate to individual projects and initiatives. As a result, we believe they should be excluded from Adjusted EBITDA in order to enable investors and other interested parties to more effectively assess our period‑over‑period and ongoing operating performance.

Liquidity and Capital Resources

Overview

Our principal uses of cash are to meet working capital requirements, fund debt obligations, finance capital expenditures and fund strategic acquisitions. In addition, we expect to use cash to support our growth strategy and cover additional expenses that we expect to incur as a public company. Our principal sources of funds are cash flows from operating activities and available borrowings under our Revolving Credit Facility.

As of June 30, 2015, we had cash of $19.9 million and $29.9 million of available borrowings under our Revolving Credit Facility (after giving effect to a $0.1 million letter of credit outstanding under our Revolving Credit Facility). As of June 30, 2015, we had $194.0 million of outstanding indebtedness (which includes capital leases) after giving effect to the application of the net proceeds from the IPO.

On April 20, 2012, we refinanced our prior senior secured term loan facility and our senior subordinated notes with the proceeds from our First Lien Term Loan and our Second Lien Term Loan. On each of May 9, 2013 and May 9, 2014, we refinanced our Second Lien Term Loan with incremental borrowings under our First Lien Term Loan in an aggregate amount of $85.0 million. The Second Lien Term Loan was repaid in full as part of the 2014 refinancing. The 2013 and 2014 refinancings resulted in recognized loss on extinguishment of debt of $7.9 million and $2.9 million, respectively. In the second quarter of 2015, we repaid $223.0 million of principal on our First Lien Term Loan using proceeds from our IPO. This repayment resulted in a loss on extinguishment of debt of $638 thousand.

On July 31, 2015, we completed a subsequent refinancing of our First Lien Term Loan and Revolving Credit Facility. See Note 11 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional details.

We believe that our cash flows from operations, cash on hand and available borrowings under our Revolving Credit Facility will be sufficient to meet our liquidity needs during the next twelve months and beyond. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, including borrowings under our Revolving Credit Facility, equity financings or a combination thereof. It is not guaranteed that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities or otherwise to meet our liquidity needs. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$37,531	$27,131
Net cash used in investing activities	(15,179)	(32,376)
Net cash used in financing activities	(9,392)	(23,496)
Net increase (decrease) in cash	$12,960	$(28,741)

Operating Activities

Cash provided by operating activities consisted of net income adjusted for certain non‑cash items, including depreciation and amortization, equity‑based compensation, extinguishment of debt, and deferred income taxes, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities for the six months ended June 30, 2015 was $37.5 million compared to $27.1 million for the six months ended June 30, 2014, an increase of $10.4 million, or 38.2%. Net cash provided by operating activities for the six months ended June 30, 2015 was driven by net loss of $47.8 million, as adjusted for the exclusion of non‑cash expenses totaling $91.5 million, and the negative net effect of $6.1 million of changes in working capital and other balance sheet accounts resulting in cash inflows of $37.5 million.

Investing Activities

Our primary investing activities consisted of acquisition‑related costs and purchases of property and equipment, which includes investments in capitalized computer software, facilities and infrastructure.

Net cash used in investing activities was $15.2 million for the six months ended June 30, 2015 compared to $32.4 million for the six months ended June 30, 2014, a decrease of $17.2 million, or 53.1%. This decrease was primarily due to the acquisitions of NDNQI and DCS during the six months ended June 30, 2014, totaling $27.8 million. Purchases of property and equipment of $15.2 million for the six months ended June 30, 2015 exceeded purchases of property and equipment of $4.6 million for the six months ended June 30, 2014, as we continued to invest in infrastructure, facilities and software development. Capital investments were lower during the six months ended June 30, 2014 as several larger software development projects were in the planning stages, and therefore not yet eligible for capitalization.

Financing Activities

Our primary financing activities consisted of borrowings under our credit facilities, payments on our long‑term debt and capital leases, repurchases of equity interests and proceeds from sales of equity units by our parent to employees, which were subsequently contributed to our equity. Additionally, financing activities include proceeds from our IPO, distributions related to our IPO and withholding of shares to satisfy employee tax withholding related to vested restricted stock units.

Net cash used in financing activities was $9.4 million for the six months ended June 30, 2015 compared to $23.5 million for the six months ended June 30, 2014, a decrease of $14.1 million, or 60.2%. For the six months ended June 30, 2015, net cash used in financing activities was driven by payments on long-term debt of $225.1 million, withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units of $10.8 million, an IPO-related distribution payment to Vestar of $8.5 million, payments on capital lease obligations of $2.2 million and the repurchase of equity interests of $0.7 million, offset by the net proceeds of our IPO of $238.0 million. For the six months ended June 30, 2014, net cash used in financing activities was driven by payments on long-term debt of $58.5 million, repurchases of equity interests of $2.7 million, payments on capital lease obligations of $0.8 million and deferred financing payments of $0.5 million, offset by proceeds from the issuance of long-term debt of $38.8 million.

Senior Secured Credit Facilities

See Note 6 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for a description of our senior secured credit facilities.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2015 are summarized in the table below.

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt(a)	$6,024	$11,890	$11,687	$174,816	$—	$—	$204,417
Capital lease obligations	2,991	4,583	2,830	788	477	40	11,709
Operating lease obligations(b)	1,469	2,575	770	761	647	167	6,389
Total	$10,484	$19,048	$15,287	$176,365	$1,124	$207	$222,515

(a)Represents the principal amount of our long‑term debt and the expected cash payments for interest on our long‑term debt based on the interest rates in place and amounts outstanding as of June 30, 2015.

(b)For a more detailed description of our operating leases, see Note 9 – Leases in the Notes to Consolidated Financial Statements included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act.

Off‑Balance Sheet Arrangements

As of June 30, 2015, we do not have any off‑balance sheet transactions or interests.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act, and in Note 2 – Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, property and equipment, goodwill and intangible assets, and equity-based compensation. See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014 09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual and interim reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. An entity may choose to adopt ASU 2014-09 either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. We are currently in the process of evaluating the impact that this new guidance will have on our consolidated financial statements and our method of adoption.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual and interim periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Emerging Growth Company

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act and we could remain an “emerging growth company” until as late as December 31, 2020. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long‑term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility and First Lien Term Loan. All outstanding indebtedness under the Revolving Credit Facility and First Lien Term Loan bears interest at a variable rate. Each quarter point change in interest rates on such indebtedness under our First Lien Term Loan would result in a change of $0.5 million to our interest expense on an annual basis, based on our outstanding balance of $183.3 million (exclusive of the original issue discount) at June 30, 2015. There were no borrowings under the Revolving Credit Facility at June 30, 2015 or December 31, 2014. Assuming the $29.9 million of current borrowing capacity were drawn under the Revolving Credit Facility, a hypothetical quarter point change in interest rates on such variable rate debt would change our annual interest expense by $0.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely ot materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Risk Factors” included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On May 27, 2015, we completed our IPO of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.6 million, net of underwriting discounts and commissions and offering-related transaction costs incurred, which included $3.4 million of offering-related transaction costs incurred but not yet paid as of June 30, 2015. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-203248), that was declared effective by the SEC on May 20, 2015. Our common stock is currently traded on the New York Stock Exchange under the symbol “PGND”.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We used a portion of the additional proceeds from the underwriters’ option to purchase additional shares to repay $48.0 million in principal of borrowings outstanding under our Term Loan Facility.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
3.1*

Amended and Restated Certificate of Incorporation of Press Ganey Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2015)

3.2*	Amended and Restated Bylaws of Press Ganey Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2015)
4.2*

Registration Rights Agreement, dated as of May 27, 2015, by and among Press Ganey Holdings, Inc. and Vestar Capital Partners V, L.P., Vestar Capital Partners V-A, L.P., Vestar Capital Partners V-B, L.P., Vestar Executives V, L.P., Vestar Co-Invest V, L.P., Vestar Investors V, L.P., and Vestar/PGA Investors, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESS GANEY HOLDINGS, INC.

August 11, 2015	By:	/S/ PATRICK T. RYAN
	Name:	Patrick T. Ryan
	Title:	Chief Executive Officer