Form 10-Q
period 2015-09-30
Press Ganey Holdings, Inc.
filed 2015-11-06
CIK 1633142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Press Ganey Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-37398	20‑0259496
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
401 Edgewater Place
Suite 500
Wakefield, Massachusetts 01880
(Address of Principal Executive Offices) (Zip Code)

(781) 295‑5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒   No

There were 52,698,465 shares of common stock outstanding as of November 3, 2015.

PRESS GANEY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Press Ganey Holdings, Inc.

Condensed Consolidated Balance Sheets

(Thousands of dollars, except share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$23,793	$6,962
Accounts receivable, net of allowances of $749 and $531 at September 30, 2015 and December 31, 2014, respectively	50,381	44,444
Other receivables	2,661	1,782
Prepaid expenses and other assets	5,815	2,741
Income taxes receivable	5,445	2,916
Total current assets	88,095	58,845
Property and equipment, net	61,503	59,610
Deferred financing fees, net	945	810
Intangible assets, net	366,890	375,391
Goodwill	410,517	402,934
Total assets	$927,950	$897,590
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,250	$4,279
Current portion of capital lease obligations	4,187	4,373
Accounts payable	7,206	13,232
Accrued payroll and related liabilities	13,507	11,704
Accrued expenses and other liabilities	1,755	1,581
Deferred income taxes	1,099	712
Deferred revenue	37,146	26,208
Total current liabilities	74,150	62,089
Long-term debt, less current portion	173,418	402,888
Capital lease obligations, less current portion	6,373	6,779
Equity-based compensation liability	—	19,423
Deferred income taxes	119,505	125,767
Total liabilities	373,446	616,946
Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 350,000,000 and 44,800,000 shares authorized, and 52,661,538 and 43,313,200 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	527	433
Additional paid-in capital	594,271	270,847
Retained earnings (accumulated deficit)	(40,294)	9,364
Total shareholders' equity	554,504	280,644
Total liabilities and shareholders' equity	$927,950	$897,590

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$80,730	$71,713	$233,079	$205,482
Operating expenses:
Cost of revenue	34,772	30,618	109,311	87,342
General and administrative	22,720	17,918	120,123	52,306
Depreciation and amortization	10,528	8,779	30,624	25,825
Loss (gain) on disposal of property and equipment	1	504	(30)	1,595
Total operating expenses	68,021	57,819	260,028	167,068
Income (loss) from operations	12,709	13,894	(26,949)	38,414
Other income (expense):
Interest expense, net	(1,567)	(4,706)	(9,921)	(15,136)
Extinguishment of debt	(1,112)	(8)	(1,750)	(2,894)
Management fee of related party	—	(230)	(553)	(690)
Total other income (expense), net	(2,679)	(4,944)	(12,224)	(18,720)
Income (loss) before income taxes	10,030	8,950	(39,173)	19,694
Provision for income taxes	2,614	4,174	1,254	9,185
Net income (loss)	$7,416	$4,776	$(40,427)	$10,509
Earnings (net loss) per share:
Basic	$0.14	$0.11	$(0.85)	$0.24
Diluted	$0.14	$0.11	$(0.85)	$0.24
Weighted average shares of common stock outstanding:
Basic	52,620	43,313	47,616	43,313
Diluted	52,950	43,313	47,616	43,313

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Thousands of dollars, except share amounts)

(Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2015	43,313,200	$433	$270,847	$9,364	$280,644
Sales of equity interests	—	—	100	—	100
Purchase of equity interests	—	—	—	(731)	(731)
Equity-based compensation	—	—	79,735	—	79,735
Impact of liquidation of PG Holdco, LLC	(1,028,122)	(10)	10	—	—
Conversion of equity-based compensation liability	—	—	21,008	—	21,008
Vesting of restricted stock	189,651	2	(1)	—	1
Cancellation of shares	(7,365)	—	—	—	—
Taxes paid for net settlements of restricted stock vesting	(40,826)	—	(11,763)	—	(11,763)
Distribution payments	—	—	—	(8,500)	(8,500)
Initial public offering of common stock, net of issuance costs	10,235,000	102	234,335	—	234,437
Net loss	—	—	—	(40,427)	(40,427)
Balance at September 30, 2015	52,661,538	$527	$594,271	$(40,294)	$554,504

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income (loss)	$(40,427)	$10,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,624	25,825
Amortization of deferred financing costs and debt discount	511	694
Equity-based compensation	81,466	7,565
Extinguishment of debt	1,750	2,894
Provision for doubtful accounts	421	329
Loss (gain) on disposal of property and equipment	(30)	1,595
Deferred income taxes	(5,875)	(90)
Changes in assets and liabilities:
Accounts receivable	(5,020)	(3,400)
Other receivables	2	(280)
Prepaid expenses and other assets	(3,071)	(2,034)
Accounts payable	(2,363)	(3,832)
Accrued payroll and related liabilities	1,497	565
Accrued expenses and other liabilities	174	4
Deferred revenue	9,185	1,675
Income taxes receivable	(2,529)	(2,485)
Net cash provided by operating activities	66,315	39,534
Investing activities
Acquisitions of businesses, net of cash acquired	(11,721)	(27,846)
Purchases of property and equipment	(20,904)	(12,178)
Net cash used in investing activities	(32,625)	(40,024)
Financing activities
Proceeds from the issuance of long-term debt	185,000	41,825
Payments on long-term debt	(408,456)	(63,592)
Deferred financing payments	(3,441)	(508)
Payments on capital lease obligations	(3,505)	(1,328)
Proceeds from sale of equity interests	100	250
Purchases of equity interests	(731)	(3,543)
Taxes paid for net settlements of restricted stock vesting	(11,763)	—
Distribution payments	(8,500)	—
Proceeds from the issuance of common stock in initial public offering, net of fees	234,437	—
Net cash used in financing activities	(16,859)	(26,896)
Net increase (decrease) in cash	16,831	(27,386)
Cash at beginning of period	6,962	32,635
Cash at end of period	$23,793	$5,249
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,420	$14,377
Cash paid during the period for income taxes	9,578	11,321
Disposal of property and equipment acquired through capital leases	333	—
Property and equipment acquired through capital leases	3,246	367
Purchase of property and equipment in accounts payable	2,712	1,759

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

Press Ganey Holdings, Inc. (the “Company”) is a leading provider of performance measurement, analysis, benchmarking, and quality improvement services primarily to the United States healthcare industry. The consolidated financial statements include the financial statements of Press Ganey Holdings, Inc. and its wholly owned subsidiary, Press Ganey Associates (“Associates”), and Associates’ wholly owned subsidiaries, PatientImpact LLC; Data Advantage LLC; Center for Performance Services, Inc.; Morehead Associates, Inc.; On The Spot Systems, Inc.; Dynamic Clinical Systems, Inc.; and Healthcare Performance Improvement, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the initial public offering (discussed below), the Company was a wholly owned subsidiary of PG Holdco, LLC (the “Parent”).

Effective May 8, 2015, the name of the Company was changed from PGA Holdings, Inc. to Press Ganey Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals necessary to present fairly the financial statements in accordance with GAAP. Operating results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results to be expected for any other interim period or for the full year. The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could materially differ from those estimates.

Initial Public Offering

In May 2015, the Company completed its initial public offering (the “IPO”) of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.4 million, net of underwriting discounts and commissions and offering-related transaction costs incurred. In connection with the IPO: (i) the Parent was liquidated and its sole asset, the shares of the Company’s common stock, was distributed to the equity holders based on their relative rights under the limited liability company agreement, (ii) the Company recognized $70.4 million of equity-based compensation expense for the modification of certain units of the Parent, (iii) the Company paid a one-time transaction advisory fee of $8.5 million to Vestar, and (iv) the Company recognized a loss on extinguishment of debt of $638,000 related to the write-off of deferred financing fees, loss on original issue discount and lender fees as a result of the partial repayment of its term loan facility with the net proceeds of the IPO.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)”. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB deferred the effective date by one year to annual and interim reporting periods beginning after December 15, 2017. The FASB is permitting early adoption of the standard, but not until annual and interim reporting periods beginning after December 15, 2016, the original effective date. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and its method of adoption.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. In addition, this update changes the accounting for software licenses to be consistent with other licenses of intangible assets. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. An entity may choose to adopt this ASU either retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and its method of adoption.

In April 2015, the FASB issued ASU 2015‑03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-03 during the three months ended September 30, 2015 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2014, debt issuance costs of $977,000 were reclassified from deferred financing fees, net to long-term debt, less current portion in the Condensed Consolidated Balance Sheet. The adoption of ASU 2015-03 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU added an SEC paragraph addressing the presentation of debt issuance costs related to line-of-credit arrangements since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff does not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 during the three months ended September 30, 2015. There were no adjustments to the presentation of debt issuance costs relating to the line-of-credit arrangement and no impact on the Company’s financial position, results of operations or cash flows upon adoption of the new standard.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements.

3. Property and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
	2015	2014
Furniture, fixtures, and leasehold improvements	$9,431	$6,249
Office equipment	19,398	15,214
Office equipment held under capital lease	20,806	18,531
Computer equipment and software	69,433	57,389
Construction in progress	15,193	21,628
	134,261	119,011
Accumulated amortization of office equipment held under capital leases	(9,029)	(6,244)
Accumulated depreciation	(63,729)	(53,157)
	$61,503	$59,610

Depreciation and amortization of property and equipment was $6.4 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $18.2 million and $14.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost‑effective to obtain. The Company had no Level 3 assets or liabilities at September 30, 2015 and December 31, 2014, except for the Level 3 measurements of the acquired net assets of the business acquired (Note 5).

Financial Instruments

The recorded values of accounts receivable, accounts payable, and other liabilities approximate fair value because of the short maturity of these financial instruments. The recorded values of the variable rate Term Loan and First Lien Term Loan approximate fair value because the interest rates fluctuate with market rates.

5. Business Combination

On September 1, 2015, the Company acquired all of the membership interests of Healthcare Performance Improvement, LLC (“HPI”) in exchange for cash of $11.7 million, net of cash acquired. HPI provides patient safety and reliability consulting and coaching services. The acquisition brings the critical dimension of safety to the Company’s ability to help its clients reduce patient suffering.

The acquisition was accounted for under the purchase method of accounting and the total purchase price was preliminarily allocated to the net tangible and identifiable intangible assets based on their estimated fair values (based on Level 3 measurements) as of September 1, 2015. The excess purchase price over the net tangible and intangible assets was recorded to goodwill. The goodwill balance is primarily attributed to assembled workforce and is expected to be deductible for tax purposes.

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the preliminary allocation of the fair value of the acquisition:

Current assets	$2,222
Property and equipment	23
Goodwill	7,583
Intangible assets:
Trade name	280
Customer relationships	2,480
Other	1,130
Total assets acquired	13,718
Liabilities assumed:
Deferred revenue	(1,753)
Other current liabilities	(244)
Net assets acquired	$11,721

Transaction expenses of $277,000 relating to the purchase are included in general and administrative expenses for both the three and nine months ended September 30, 2015.

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in connection with business combinations accounted for as a purchase and determined to have indefinite lives are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when impairment indicators are present. The Company believes that no such impairment indicators existed during the three and nine months ended September 30, 2015 and 2014.

Intangible Assets

Intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name (indefinite life)	$200,000	$—	$200,000	$200,000	$—	$200,000
Trade names (finite life)	2,410	(1,432)	978	2,130	(1,167)	963
Customer relationships	237,780	(91,588)	146,192	235,300	(82,010)	153,290
Proprietary technology	32,240	(14,048)	18,192	32,240	(11,645)	20,595
Other	3,220	(1,692)	1,528	2,090	(1,547)	543
	$475,650	$(108,760)	$366,890	$471,760	$(96,369)	$375,391

Intangible asset amortization expense for the three months ended September 30, 2015 and 2014 was $4.1 million and $4.2 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2015 and 2014 was $12.4 million and $11.8 million, respectively. The Company cannot reliably determine the pattern for which it consumes the benefit of its customer relationship intangible assets. As such, the Company amortizes its customer relationship intangible assets using the straight‑line method over the estimated lives based upon the Company’s historical customer retention and recurring revenue base.

The remaining estimated intangible asset amortization expense is $4.2 million in 2015, $16.5 million in 2016, $15.5 million in 2017, $14.0 million in 2018, $13.4 million in 2019 and $103.3 million thereafter. These amounts are based upon intangible assets recorded as of September 30, 2015 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

7. Revolving Line of Credit and Long‑Term Debt

As of September 30, 2015 and December 31, 2014, the Company’s long‑term debt consisted of the following:

	September 30,	December 31,
	2015	2014
Term Loan	$185,000	$—
First Lien Term Loan	—	408,456
Unamortized deferred financing fees	(2,332)	(977)
Unamortized original issue discount	—	(312)
	182,668	407,167
Less current portion	(9,250)	(4,279)
Long-term debt	$173,418	$402,888

Unamortized deferred financing fees related to the Company’s Revolver and Revolving Credit Facility (as defined below) were $945,000 and $810,000 at September 30, 2015 and December 31, 2014, respectively, and are classified as deferred financing fees, net in the condensed consolidated balance sheets.

2015 Credit Agreement

On July 31, 2015, the Company entered into a new credit agreement (“2015 Credit Agreement”). The 2015 Credit Agreement consists of a five-year $185.0 million term loan (“Term Loan”) and a five-year $75.0 million revolving credit facility (“Revolver”). The Company used the proceeds from the Term Loan to repay the outstanding First Lien Term Loan (as defined below) balance of $183.2 million, which resulted in a loss on extinguishment of debt of $1.1 million, consisting of unamortized deferred financing fees of $995,000 and a loss on original issue discount of $117,000.

At the discretion of the Company, interest accrues on outstanding borrowings under the 2015 Credit Agreement at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, currently 1.75%, or the adjusted base rate (“ABR”) plus an applicable margin, currently 0.75%. The applicable margins for both the LIBOR and ABR are variable based upon stipulated ranges of the secured net leverage ratio, as defined in the agreement. The Company is required to repay the outstanding principal amount of the Term Loan in equal quarterly amounts of $2.3 million, commencing on December 31, 2015. The remaining Term Loan balance and any outstanding balances on the Revolver will be due upon maturity on July 31, 2020. The Term Loan and Revolver are secured by substantially all of the assets of the Company.

There were no borrowings outstanding on the Revolver at September 30, 2015; however, the Company had a letter of credit outstanding of approximately $65,000 at September 30, 2015, which reduced the borrowing capacity of the Revolver to $74.9 million. The Company is charged a loan commitment fee, currently 0.375%, for unused amounts on the Revolver.

The 2015 Credit Agreement contains certain restrictive and financial covenants which the Company must comply with on a quarterly basis, including a maximum secured net leverage ratio, as defined in the agreement. The Company is also limited in its ability to incur additional indebtedness or liens; pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with another entity; or sell, assign, transfer, convey, or otherwise dispose of all or substantially all of its assets. The Company was in compliance with these restrictive and financial covenants as of September 30, 2015.

First and Second Lien Credit Agreements

Prior to the 2015 Credit Agreement, the Company was party to a First Lien Credit Agreement (the “First Lien Agreement”) and a Second Lien Credit Agreement (the “Second Lien Agreement”). The First Lien Agreement consisted of a $30 million revolving credit facility (the “Revolving Credit Facility”) and a $345 million term loan (the “First Lien

Term Loan”), which was issued at an original issue discount of $3.5 million. The Second Lien Agreement consisted of a $95 million term loan (the “Second Lien Term Loan”), which was issued at an original issue discount of $950,000.

On May 9, 2013, the Company amended the First Lien Agreement to borrow an additional $50 million, lower interest rates, and adjust certain financial covenants. Proceeds from the additional borrowings were used to pay down the principal balance of the Second Lien Term Loan.

On May 9, 2014, the Company amended the First Lien Agreement to borrow an additional $35 million in the form of an incremental term loan increase. Proceeds from the additional borrowings and $10 million of cash were used to pay off the remaining balance of the Second Lien Term Loan. The transactions resulted in a loss on extinguishment of debt of $2.9 million, consisting of unamortized deferred financing fees of $1.5 million, payments of fees to lenders of $497,000 and loss on original issue discount of $921,000, which are recorded as extinguishment of debt in other expense, net, in the consolidated statement of operations for the nine months ended September 30, 2014.

During the second quarter of 2015, the Company used proceeds from the IPO to pay down $223.0 million of the principal balance of the First Lien Term Loan. The transactions resulted in a loss on extinguishment of debt of $638,000, consisting of unamortized deferred financing fees of $489,000 and loss on original issue discount of $149,000, which are recorded as extinguishment of debt in other expense, net, in the consolidated statement of operations for the nine months ended September 30, 2015.

At the discretion of the Company, interest accrued on borrowings on the First Lien Term Loan and Revolving Credit Facility at either LIBOR plus an applicable margin or the ABR plus an applicable margin, each as defined in the First Lien Agreement. LIBOR had a floor of 1.00% plus an applicable margin for outstanding borrowings under the First Lien Term Loan. The Company was required to make quarterly principal payments of $863,000 from June 2012 through March 31, 2013, payments of $979,000 from June 30, 2013 through March 31, 2014, and payments of $1.1 million from June 30, 2014 through April 20, 2018, when the First Lien Agreement was to mature, and to make interest payments. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2014. The Company was charged a loan commitment fee of 0.50% for unused amounts on the Revolving Credit Facility.

The First Lien Agreement contained certain restrictive and financial covenants which the Company was required to comply with on a quarterly basis, including a maximum net leverage ratio and a minimum interest coverage ratio, as defined in the agreement. The Company was in compliance with these restrictive and financial covenants as of December 31, 2014.

8. Income Taxes

For the three months ended September 30, 2015, the Company recorded income tax expense of $2.6 million compared to expense of $4.2 million for the three months ended September 30, 2014. The Company’s effective tax rate was 26.1% for the three months ended September 30, 2015 compared to 46.6% for the three months ended September 30, 2014. The lower effective tax rate for the three months ended September 30, 2015 was primarily due to adjustments to reduce tax liabilities after a review of the Company’s future required tax payments and the impact of nondeductible equity-based compensation.

For the nine months ended September 30, 2015, the Company recorded income tax expense of $1.3 million compared to expense of $9.2 million for the nine months ended September 30, 2014. The Company’s effective tax rate was 3.2% for the nine months ended September 30, 2015 compared to 46.6% for the nine months ended September 30, 2014. The lower effective tax rate for the nine months ended September 30, 2015 primarily reflects the inability to realize a tax benefit from the nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of the Company’s IPO.

9. Segment Information

An operating segment is a component of an enterprise that engages in business activities and has discrete financial information that is regularly reviewed by the enterprise’s chief operating decision maker to assess performance of the individual component and make decisions about allocating resources to the component. The Company produces one set of financial information at the enterprise level that is regularly reviewed by the Company’s chief operating decision maker. Discrete financial information is not produced or reviewed by the Company’s chief operating decision maker at a level lower than the enterprise level. As such, the Company has one operating segment as of September 30, 2015 and 2014.

The Company’s identifiable assets are located in the United States and over 99% of the Company’s revenues are located in the United States.

10. Related Party Transactions

The Company was charged an annual management fee that was payable quarterly to its majority shareholder, Vestar Capital Partners, LLC (“Vestar”). The annual management fee is no longer required after the effective date of the IPO. The Company incurred management fees of $0 and $230,000 for the three months ended September 30, 2015 and 2014, respectively, and $553,000 and $690,000 for the nine months ended September 30, 2015 and 2014, respectively.

In connection with the IPO, the Company paid a one-time transaction advisory fee to Vestar of $8.5 million. This fee was reflected as a distribution payment on the condensed consolidated statement of cash flows for the nine months ended September 30, 2015, and reduced retained earnings on the condensed consolidated balance sheet as of September 30, 2015.

11. Equity-Based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the consolidated financial statements over the requisite service or performance vesting period.

Total equity-based compensation expense recorded in the condensed consolidated statements of operations for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$1,075	$726	$12,431	$2,090
General and administrative	5,394	1,932	69,035	5,475
Total equity-based compensation expense	$6,469	$2,658	$81,466	$7,565

Parent Equity-Based Compensation Plan

The Company’s former parent company, PG Holdco, LLC, had adopted an equity-based compensation plan (the “Parent Plan”), which authorized the granting of various equity awards of the Parent’s Preferred units, Class A common units, Class B common units, and Class C common units to employees and directors of the Company. The awards of the Parent were recorded as compensation expense in the accounts of the Company because the recipients are employees and directors of the Company.

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

The liquidation and distribution of the Parent resulted in $70.4 million of equity-based compensation expense for the nine months ended September 30, 2015 due to the following outstanding award modifications:

•	Performance-based Class A and Class C common units of the Parent – vesting of $40.4 million triggered by achievement of performance threshold as a result of the IPO
•

Class A common units of the Parent – modification of $19.4 million due to change from cliff-vesting awards to quarterly-vesting awards with resulting change from liability treatment to equity treatment

•

Preferred, Class A and Class B common units purchased with loans – modification of $9.1 million due to repayment of the loan, which was a cancellation of option treatment and replacement with new awards with resulting change from liability treatment to equity treatment

•	Loan forgiveness – modification of $1.5 million due to forgiveness of loans used to purchase units with resulting change from liability treatment to equity treatment

The total liability outstanding associated with the Parent Plan equity-based compensation awards not classified in equity but as liabilities was $0 and $19.4 million at September 30, 2015 and December 31, 2014, respectively.

2015 Incentive Award Plan

The Company’s 2015 Incentive Award Plan (the “2015 Plan”) provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, stock appreciation rights, and other stock or cash based awards. The 2015 Plan authorized 7,120,000 shares of common stock for issuance pursuant to awards under the plan.

Restricted Stock

On May 21, 2015, the Company granted shares of restricted stock with vesting terms summarized as follows:

4-year service vesting (20% for years 1-2, 30% for years 3-4)	807,000
3-year performance vesting (cliff)	807,000
2-year service vesting (quarterly)	120,000
1-year service vesting	20,000
1,754,000

During the nine months ended September 30, 2015, the Company granted the following restricted stock with various performance and time vesting conditions:

		Weighted
		Average
		Fair Value
		at Grant
	Shares	Date
Nonvested at January 1, 2015	—	$—
Converted from liquidation of Parent	1,028,122	25.00
Granted	1,806,120	25.14
Vested	(189,651)	25.00
Forfeited	(33,134)	25.00
Nonvested at September 30, 2015	2,611,457	$25.10

As of September 30, 2015, $51.3 million of total unrecognized compensation costs related to outstanding nonvested restricted stock was expected to be recognized over a weighted average period of 2.8 years.

Stock Options

The Company granted options to purchase 19,088 shares of the Company’s common stock during the nine months ended September 30, 2015. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model. The weighted average fair value of the options granted during the nine months ended September 30, 2015 is estimated at $13.97 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.5%; an expected term of approximately 5 years; expected volatility of 35.15%; and dividend yield of 0.0% over the expected life of the option. The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical monthly price changes of the Company’s common stock based on the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

Earnings (Net Loss) Per Share

For the three months ended September 30, 2015, 330,000 common stock equivalents comprising restricted stock calculated using the treasury stock method were included in the computation of diluted earnings per share. For the nine months ended September 30, 2015, aggregate stock options and restricted stock awards of approximately 2,630,545 shares were excluded from the computation of diluted net loss per share, as they are anti-dilutive because of the loss for the period. For the three and nine month periods ended September 30, 2014, there were no outstanding unvested stock options or restricted stock awards to include in the computation of diluted earnings per share.

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

The forward-looking statements contained in this report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include those described under “Risk Factors” included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

Factors Affecting our Financial Performance

We believe that the financial performance of our business and our continued success are primarily dependent upon the following:

•Client Penetration and Growth.  We believe that we have opportunities to continue to grow our revenue from our comprehensive suite of solutions due to the trends we see affecting the healthcare industry. We expect an increasing percentage of our recurring and new revenues to be the result of increased focus by healthcare providers on measuring and reporting on, and bearing financial risk for, clinical outcomes and the patient experience. Our future growth will depend on our ability to expand sales of our suite of solutions to our existing client base and identify and execute upon new opportunities and attract new clients. Our expansion activities consist of focusing on growing healthcare settings, including hospitals, medical practices and post‑acute care settings, and servicing new markets and increasing engagement of existing clients impacted by expanded regulatory requirements. We plan to continue to invest in the development of innovative and value‑added solutions and continue to market our proprietary platform.

•Continued Change in the U.S. Healthcare Industry.  Healthcare spending represents a significant and growing component of GDP of the United States and the average annual growth in health care spending is expected to exceed average annual GDP growth from 2013 to 2023. As healthcare costs rise and providers, patients and payment models focus on value‑based and patient‑centric care, the healthcare industry has increasingly focused attention on improving efficiency and transparency, standardizing care around best practices, and driving better clinical and operational outcomes. This has resulted in increasing demand for solutions designed to improve the efficiency and quality of care, safety and the patient experience. We believe this shift in the industry will continue to impact our business for the foreseeable future.

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

Initial Public Offering

On May 27, 2015, we completed our Initial Public Offering (the “IPO”) of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.4 million, net of underwriting discounts, commissions and offering-related transaction costs incurred. Our common stock is currently traded on the New York Stock Exchange under the symbol “PGND”. In connection with the IPO: (i) PG Holdco, LLC, our former parent, was liquidated and its sole asset, the shares of our common stock, was distributed to the equity holders based on their relative rights under the limited liability company agreement, (ii) we recognized $70.4 million of equity-based compensation expense for the modification of certain units of PG Holdco, LLC, (iii) we paid a one-time transaction advisory fee of $8.5 million to our majority shareholder, and (iv) we recognized a loss on extinguishment of debt of $638,000 related to the write-off of deferred financing fees, loss on original issue discount and lender fees as a result of the partial repayment of our term loan facility with the net proceeds of the IPO.

Refinancings

We completed refinancings to lower our interest expense, reduce principal balances, and amend certain financial covenants. In May 2014, we borrowed an additional $35.0 million under the First Lien Term Loan and used such funds, together with $10.0 million of cash on hand, to repay in full all amounts outstanding under, and terminate, our Second Lien Term Loan. In May 2015, we repaid $223.0 million of principal on our First Lien Term Loan using the net proceeds from our IPO. In July 2015, we repaid the remaining principal balance of $183.2 million on our First Lien Term Loan with proceeds from a new $185 million Term Loan and replaced our $30 million Revolving Credit Facility with a $75 million Revolver under our 2015 Credit Agreement. See Note 7 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for additional details. These refinancings resulted in losses on the extinguishment of debt consisting of write offs of unamortized deferred financing fees and losses on original issue discount in the applicable periods.

Acquisitions

We completed one acquisition during the nine months ended September 30, 2015, and two acquisitions during the year ended December 31, 2014 to expand capabilities and complement our suite of solutions. On September 1, 2015, we acquired all of the membership interests of Healthcare Performance Improvement, LLC (“HPI”), a leading patient safety and reliability consulting and coaching firm, for a purchase price of $11.7 million, net of cash acquired. During 2014, we acquired all of the capital stock of Dynamic Clinical Systems, Inc. (“DCS”), which provides patient reported outcomes services and solutions for a purchase price of $3.3 million, net of cash acquired. We also purchased all of the assets of The National Database of Nursing Quality Indicators (“NDNQI”) for a purchase price of $24.9 million. NDNQI is a leading quality improvement and nurse engagement tool. All of these acquisitions were financed with cash on hand.

The results of operations of the acquired businesses have been included in our consolidated financial statements from the applicable date of acquisition.

Results of Operations

The following table sets forth our results of operations and our results of operations as a percentage of revenue for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2015	revenue	2014	revenue	2015	revenue	2014	revenue
Revenue	$80,730	100.0%	$71,713	100.0%	$233,079	100.0%	$205,482	100.0%
Operating expenses:
Cost of revenue	34,772	43.1	30,618	42.7	109,311	46.9	87,342	42.5
General and administrative	22,720	28.1	17,918	25.0	120,123	51.5	52,306	25.5
Depreciation and amortization	10,528	13.0	8,779	12.2	30,624	13.1	25,825	12.6
Loss (gain) on disposal of property and equipment	1	—	504	0.7	(30)	—	1,595	0.8
Total operating expenses	68,021	84.3	57,819	80.6	260,028	111.6	167,068	81.3
Income (loss) from operations	12,709	15.7	13,894	19.4	(26,949)	(11.6)	38,414	18.7
Other income (expense):
Interest expense, net	(1,567)	(1.9)	(4,706)	(6.6)	(9,921)	(4.3)	(15,136)	(7.4)
Extinguishment of debt	(1,112)	(1.4)	(8)	—	(1,750)	(0.8)	(2,894)	(1.4)
Management fee of related party	—	—	(230)	(0.3)	(553)	(0.2)	(690)	(0.3)
Total other expense, net	(2,679)	(3.3)	(4,944)	(6.9)	(12,224)	(5.2)	(18,720)	(9.1)
Income (loss) before income taxes	10,030	12.4	8,950	12.5	(39,173)	(16.8)	19,694	9.6
Provision for income taxes	2,614	3.2	4,174	5.8	1,254	0.5	9,185	4.5
Net income (loss)	$7,416	9.2%	$4,776	6.7%	$(40,427)	(17.3)%	$10,509	5.1%

Non-GAAP Financial Measures:
Adjusted EBITDA (a)	$30,910	38.3%	$26,459	36.9%	$87,381	37.5%	$75,561	36.8%

(a)For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income (loss), see “Non-GAAP Financial Measures”.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Revenue

Revenue increased $9.0 million, or 12.6%, from $71.7 million for the three months ended September 30, 2014 to $80.7 million for the three months ended September 30, 2015. Revenue growth consisted of 11.6% organic growth and 1.0% acquisition growth. The acquisition of HPI contributed revenue of $726,000 in the third quarter of 2015. Organic growth was comprised of increased sales of patient experience solutions to new and existing clients and to a lesser extent sales of engagement and consulting solutions.

Operating Expenses

Cost of Revenue. Cost of revenue increased $4.2 million, or 13.6%, from $30.6 million for the three months ended September 30, 2014 to $34.8 million for the three months ended September 30, 2015. As a percentage of revenue, cost of revenue increased from 42.7% in the 2014 period to 43.1% in the 2015 period.

Cost of revenue included stock-based compensation expense of $726,000 in the three months ended September 30, 2014 and $1.1 million in the three months ended September 30, 2015. The increase in stock-based compensation reflects the issuance of equity incentive grants as part of our IPO. Cost of revenue also included $60,000 of expenses associated with the discontinuance of certain clinical solutions and software applications in the 2014 period and $705,000 of severance in the 2015 period. Excluding these amounts, cost of revenue decreased as a percentage of revenue from 41.4% in the 2014 period to 40.9% in the 2015 period. The decrease was primarily the result of a higher proportion of lower cost electronic surveys for our patient experience solutions.

General and Administrative Expense.  General and administrative expense increased $4.8 million, or 26.8%, from $17.9 million for the three months ended September 30, 2014 to $22.7 million for the three months ended September 30, 2015. As a percentage of revenue, general and administrative expense increased from 25.0% in the 2014 period to 28.1% in the 2015 period.

General and administrative expense included stock-based compensation expense of $1.9 million in the three months ended September 30, 2014 and $5.4 million in the three months ended September 30, 2015. The increase in stock-based compensation primarily reflects the issuance of equity incentive grants as part of our IPO. General and administrative expense also included $264,000 and $116,000 of expenses associated with completed and potential acquisitions in the 2014 and 2015 periods, respectively, and $382,000 of expenses associated with preparations for our IPO and capital structure and strategic corporate planning in 2015. Excluding these amounts, general and administrative expenses decreased as a percentage of revenue from 21.8% in the 2014 period to 20.8% in the 2015 period. The decrease was primarily the result of the leveraging of general and administrative resources as a result of 11.6% organic growth.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $1.7 million, or 19.9%, from $8.8 million for the three months ended September 30, 2014 to $10.5 million for the three months ended September 30, 2015. Amortization expense associated with acquired intangible assets from business combinations was $4.2 million in the 2014 period and $4.1 million in the 2015 period. The increase was largely the result of depreciation of previously capitalized software development costs and new assets acquired under capital leases.

Loss (Gain) on Disposal of Property and Equipment.  We recorded a net loss on disposal of property and equipment of $504,000 for the three months ended September 30, 2014 and a nominal net loss for the three months ended September 30, 2015. The losses for the 2014 and 2015 periods were primarily the result of write-offs of certain software development projects.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $3.1 million, or 66.7%, from $4.7 million for the three months ended September 30, 2014 to $1.6 million for the three months ended September 30, 2015. The $3.1 million decrease was primarily due to lower average borrowings in 2015 as a result of principal repayments from the proceeds of our IPO, which resulted in interest savings of approximately $2.4 million, and lower average interest rates on our borrowings as a result of our debt refinancings, which resulted in interest savings of approximately $700,000.

Extinguishment of debt.  During the three months ended September 30, 2015, we repaid the remaining principal balance of $183.2 million on our First Lien Term Loan with proceeds from the new Term Loan under the 2015 Credit Agreement. The transaction resulted in a loss on extinguishment of debt of $1.1 million consisting of unamortized deferred financing fees of $995,000 and loss on original issue discount of $117,000.

Management fee of related party.  We paid a management fee of $230,000 for the three months ended September 30, 2014 to our majority shareholder. The management fee was no longer required after the effective date of the IPO in May 2015.

Provision for Income Taxes

Provision for income taxes decreased $1.6 million, or 37.4%, from $4.2 million for the three months ended September 30, 2014 to $2.6 million for the three months ended September 30, 2015. The provision for income taxes for the three months ended September 30, 2015 and 2014 represents federal and state income tax expense for the periods.

For the three months ended September 30, 2014, our effective income tax rate was 46.6% as compared to 26.1% for the three months ended September 30, 2015. Our federal statutory income tax rate and state statutory rate, net of federal benefit, is approximately 42%. The 2014 effective tax rate of 46.6% is primarily due to nondeductible equity-based compensation expense. The 2015 effective tax rate of 26.1% reflects adjustments to reduce tax liabilities after a review of our future required tax payments and the impact of nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of our IPO (see Note 11 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details).

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Revenue

Revenue increased $27.6 million, or 13.4%, from $205.5 million for the nine months ended September 30, 2014 to $233.1 million for the nine months ended September 30, 2015. Revenue growth consisted of 10.7% organic growth and 2.7% acquisition growth. The acquisitions of HPI, NDNQI and DCS contributed incremental revenue of $5.7 million in 2015. Organic growth was comprised of increased sales of patient experience solutions to new and existing clients and to a lesser extent sales of engagement and consulting solutions.

Operating Expenses

Cost of Revenue.  Cost of revenue increased $22.0 million, or 25.2%, from $87.3 million for the nine months ended September 30, 2014 to $109.3 million for the nine months ended September 30, 2015. As a percentage of revenue, cost of revenue increased from 42.5% for the 2014 period to 46.9% for the 2015 period.

Cost of revenue included stock-based compensation of $2.1 million for the nine months ended September 30, 2014 and $12.4 million for the nine months ended September 30, 2015. The increase in stock-based compensation is primarily due to $10.1 million of stock-based compensation from the equity-based compensation modification related to the IPO (see Note 11 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details). Cost of revenue also included $446,000 of expenses associated with the discontinuance of certain clinical solutions and software applications in 2014 and $705,000 of severance in 2015. Excluding these amounts, cost of revenue increased as a percentage of revenue from 41.1% for the 2014 period to 41.3% for the 2015 period. The change was primarily the result of increases in benefit costs and expenses associated with growing our consulting solutions.

General and Administrative Expense.  General and administrative expense increased $67.8 million, or 129.7%, from $52.3 million for the nine months ended September 30, 2014 to $120.1 million for the nine months ended September 30, 2015. As a percentage of revenue, general and administrative expense increased from 25.5% for the 2014 period to 51.5% for the 2015 period.

General and administrative included stock-based compensation expense of $5.5 million for the nine months ended September 30, 2014 and $69.0 million for the nine months ended September 30, 2015. The increase in stock-based compensation is primarily due to $60.3 million of stock-based compensation from the equity-based compensation modification related to the IPO (see Note 11 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details). General and administrative also included $332,000 and $319,000 of expenses associated with completed and potential acquisitions in 2014 and 2015, respectively, and $605,000 and $1.2 million of expenses associated with preparations for our IPO and capital structure and strategic corporate planning in 2014 and 2015, respectively. Excluding these amounts, general and administrative expenses decreased as a percentage of revenue from 22.3% for the 2014 period to 21.2% for the 2015 period. The decrease was primarily the result of the leveraging of general and administrative resources as a result of 10.7% organic growth.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $4.8 million, or 18.6%, from $25.8 million for the nine months ended September 30, 2014 to $30.6 million for the nine months ended September 30, 2015. Amortization expense associated with acquired intangible assets from business combinations was $11.8 million for the 2014 period and $12.4 million for the 2015 period. The increase was largely the result of depreciation of previously capitalized software development costs and new assets acquired under capital leases.

Loss (Gain) on Disposal of Property and Equipment.  We recorded a loss on disposal of property and equipment of $1.6 million for the nine months ended September 30, 2014 and a net gain of $30,000 for the nine months ended September 30, 2015. The loss in the 2014 period was the result of the consolidation of office locations and the write-off of certain software development projects. The net gain in the 2015 period was primarily the result of early termination of certain capital leases for equipment.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $5.2 million, or 34.5%, from $15.1 million for the nine months ended September 30, 2014 to $9.9 million for the nine months ended September 30, 2015. The $5.2 million decrease was primarily due to lower average borrowings in 2015 as a result of principal repayments from the proceeds of our IPO, which resulted in interest savings of approximately $3.0 million, and the payoff of our Second Lien Term Loan in May 2014, which resulted in interest savings of $1.3 million. Also contributing to the decrease were lower average interest rates on our borrowings as a result of our debt refinancings, which resulted in interest savings of approximately $700,000.

Extinguishment of debt.  During the nine months ended September 30, 2014, we repaid the remaining balance of our Second Lien Term Loan. The transaction resulted in a loss on extinguishment of debt of $2.9 million consisting of the write off of unamortized deferred financing fees of $1.5 million, payments of fees to lenders of $497,000 and loss on original issue discount of $921,000. During the nine months ended September 30, 2015, we prepaid $223.0 million of the principal balance on our First Lien Term Loan with proceeds from the IPO and then repaid the remaining principal balance of $183.2 million with proceeds from the new Term Loan under the 2015 Credit Agreement. The transactions resulted in a loss on extinguishment of debt of $1.7 million consisting of unamortized deferred financing fees of $1.5 million and loss on original issue discount of $265,000.

Management fee of related party.  We paid a management fee to our majority shareholder of $690,000 and $553,000 for the nine months ended September 30, 2014 and 2015, respectively. The management fee was no longer required after the effective date of the IPO in May 2015.

Provision for Income Taxes

Provision for income taxes decreased $7.9 million, or 86.3%, from $9.2 million for the nine months ended September 30, 2014 to $1.3 million for the nine months ended September 30, 2015. The provision for income taxes for the nine months ended September 30, 2015 and 2014 represents federal and state income tax expense for the periods.

For the nine months ended September 30, 2014, our effective income tax rate was 46.6% as compared to an effective income tax rate of 3.2% for the nine months ended September 30, 2015. Our federal statutory income tax rate and state statutory rate, net of federal benefit, is approximately 42%. The 2014 effective tax rate of 46.6% is primarily due to nondeductible equity-based compensation expense. The 2015 effective tax rate of 3.2% primarily reflects our expected net loss position for the full year of 2015 and the inability to realize a tax benefit from the nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of our IPO (see Note 11 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional details).

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

Adjusted EBITDA is not determined in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered in isolation or as an alternative to net income, income from operations, net cash provided by operating, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The table below presents information for the periods indicated about our Adjusted EBITDA. A reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures is provided in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$7,416	$4,776	$(40,427)	$10,509
Interest expense	1,567	4,706	9,921	15,136
Income tax expense	2,614	4,174	1,254	9,185
Depreciation and amortization	10,528	8,779	30,624	25,825
EBITDA	$22,125	$22,435	$1,372	$60,655
Equity-based compensation(a)	6,469	2,658	81,466	7,565
Extinguishment of debt(b)	1,112	8	1,750	2,894
Management fee to related party(c)	—	230	553	690
Acquisition expenses(d)	116	264	319	332
Severance(e)	705	—	705	—
Loss (gain) on disposal of property and equipment	1	504	(30)	1,595
Other non-comparable items(f)	382	360	1,246	1,830
Adjusted EBITDA	$30,910	$26,459	$87,381	$75,561

(a)Equity-based compensation expense associated with (i) the modification of existing equity awards and forgiveness of loans associated with certain equity awards in connection with our IPO and the liquidating distribution of PG Holdco, LLC, and (ii) equity awards at the time of our IPO and subsequent equity awards granted to attract and retain employees. See Note 11 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for classification of equity-based compensation on the Condensed Consolidated Statements of Operations for the periods indicated.

(b)Write‑off of unamortized deferred financing fees, loss on original issuance discount and lender fees in connection with debt refinancings. See “Refinancings.”

(c)Fees paid to our majority owner under a management agreement prior to our IPO. The management agreement was terminated upon the closing of the IPO. See Note 10 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

(d)Transaction costs incurred in connection with completed and potential acquisitions. See “Acquisitions.”

(e)Expense associated with executive separation agreements and targeted employee headcount reductions.

(f)Other non‑comparable items include costs incurred in connection with our IPO, professional fees incurred in connection with capital structure and strategic corporate planning and revenue credits and expenses related to client retention due to the discontinuation of certain clinical solutions and software applications. We believe that these expenses are not comparable as they relate to individual projects and initiatives. As a result, we believe they should be excluded from Adjusted EBITDA in order to enable investors and other interested parties to more effectively assess our period‑over‑period and ongoing operating performance.

Liquidity and Capital Resources

Overview

Our principal uses of cash are to meet working capital requirements, fund debt obligations, finance capital expenditures and fund strategic acquisitions. In addition, we expect to use cash to support our growth strategy and expenses that we expect to incur as a public company. Our principal sources of funds are cash flows from operating activities and available borrowings under our Revolver.

As of September 30, 2015, we had cash of $23.8 million and $74.9 million of available borrowings under our Revolver (after giving effect to a $65,000 letter of credit outstanding under our Revolver). As of September 30, 2015, we had $193.2 million of outstanding indebtedness (which includes capital leases).

We believe that our cash flows from operations, cash on hand and available borrowings under our Revolver will be sufficient to meet our liquidity needs during the next twelve months and beyond. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, including borrowings under our Revolver, equity financings or a combination thereof. It is not guaranteed that we will be able to obtain this additional liquidity on reasonable terms, or at all. Our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$66,315	$39,534
Net cash used in investing activities	(32,625)	(40,024)
Net cash used in financing activities	(16,859)	(26,896)
Net increase (decrease) in cash	$16,831	$(27,386)

Operating Activities

Cash provided by operating activities consisted of net income adjusted for certain non‑cash items, including depreciation and amortization, equity‑based compensation, extinguishment of debt, and deferred income taxes, as well as the effect of changes in working capital and other activities.

For the nine months ended September 30, 2014 and 2015, cash provided by operating activities amounted to $39.5 million and $66.3 million, respectively. In 2014, cash provided by operations primarily resulted from net earnings after adding back non-cash items offset by an increase in net working capital of $9.8 million. In 2015, cash provided by operations primarily resulted from net earnings after adding back non-cash items offset by an increase in net working capital of $2.1 million. The increase in cash flow from operations in 2015 as compared to the same period in 2014 is due to an increase in profitability after adjusting for non-cash expenses, a decrease in cash interest expense as a result of repayment of principal using proceeds from our IPO and refinancing our credit facilities at lower interest rates and to a lesser extent an improvement in net working capital. Net working capital improved because of an increase in deferred revenue as a result of revenue growth. We typically bill and receive funds from clients in advance of services provided.

Investing Activities

Our primary investing activities relate to acquisitions and purchases of property and equipment, which includes investments in capitalized computer software development costs, facilities and equipment.

For the nine months ended September 30, 2014 and 2015, cash used in investing activities amounted to $40.0 million and $32.6 million, respectively. Cash paid for acquisitions, net of cash acquired was $27.8 million in 2014 and included the acquisitions of NDNQI and DCS and $11.7 million in 2015 and included the acquisition of HPI. In 2014, purchases of property and equipment were $12.2 million and included $10.7 million of capitalized software development costs and $1.5 million of equipment and facilities. In 2015, purchases of property and equipment were $20.9 million and included $20.1 million of capitalized software development costs and $820,000 of equipment and facilities. Capitalized software development costs increased in 2015 from greater investments in software development and technology projects.

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

For the nine months ended September 30, 2014 and 2015, cash used in financing activities amounted to $26.9 million and $16.9 million, respectively. In 2014, we used borrowings and our cash balances to fund operations after investing activities of $490,000, payments on indebtedness of $63.6 million and other financing activities related primarily to equity-related expenses and payments on capital leases. In 2015, we used cash generated from operations after investing activities of $33.7 million along with $234.4 million raised from our IPO in May 2015 primarily to reduce our borrowings and to fund minimum employee tax withholdings for accelerated vesting of employee equity incentives as a result of our IPO, a final IPO-related distribution payment to our majority shareholder and payments on capital lease obligations. In 2015, we also incurred fees and payments related to entering into a new secured credit facility and used borrowings under this credit facility to retire our previous credit facility.

Credit Facilities

See Note 7 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2015 are summarized in the table below (in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt(a)	$3,242	$12,840	$12,645	$12,460	$12,275	$147,367	$200,829
Capital lease obligations	2,043	5,147	3,052	788	477	40	11,547
Operating lease obligations(b)	738	3,076	2,366	1,221	1,129	695	9,225
Total	$6,023	$21,063	$18,063	$14,469	$13,881	$148,102	$221,601

(a)Represents the principal amount of our long‑term debt, including current portion, and the expected cash payments for interest based on the interest rates in place and amounts outstanding as of September 30, 2015.

(b)For a more detailed description of our operating leases, see Note 9 – Leases in the Notes to Consolidated Financial Statements included in our prospectus filed with the SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act.

Off‑Balance Sheet Arrangements

As of September 30, 2015, we do not have any off‑balance sheet transactions or interests.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014 09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB deferred the effective date by one year to annual and interim reporting periods beginning after December 15, 2017. The FASB is permitting early adoption of the standard, but not until annual and interim reporting periods beginning after December 15, 2016, the original effective date. An entity may choose to adopt ASU 2014-09 either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. We are currently in the process of evaluating the impact that this new guidance will have on our consolidated financial statements and our method of adoption.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. In addition, this update changes the accounting for software licenses to be consistent with other licenses of intangible assets. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. An entity may choose to adopt this ASU either retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. We are currently in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and our method of adoption.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted ASU 2015-03 during the three months ended September 30, 2015 and prior period amounts were reclassified to conform to the current period presentation. As of December 31, 2014, debt issuance costs of $977,000 were reclassified from deferred financing fees, net to long-term debt, less current portion on the Condensed Consolidated Balance Sheet. The adoption of ASU 2015-03 did not impact our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU added an SEC paragraph addressing the presentation of debt issuance costs related to line-of-credit arrangements since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff does not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-15 during the three months ended September 30, 2015. There were no adjustments to the presentation of debt issuance costs relating to the line-of-credit arrangement and no impact on our financial position, results of operations or cash flows upon adoption of the new standard.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long‑term indebtedness. Our primary interest rate exposure relates to loans outstanding under our Term Loan and Revolver. All outstanding indebtedness under the Term Loan and Revolver bears interest at a variable rate. Each quarter point change in interest rates on such indebtedness under our Term Loan would result in a change of $468,000 to our interest expense on an annual basis, based on our outstanding balance of $185.0 million (exclusive of the deferred financing fees) at September 30, 2015. There were no borrowings under the Revolver at September 30, 2015. Assuming the $74.9 million of current borrowing capacity were drawn under the Revolver, a hypothetical quarter point change in interest rates on such variable rate debt would change our annual interest expense by $187,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On May 27, 2015, we completed our IPO of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.4 million, net of underwriting discounts and commissions and offering-related transaction costs incurred. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-203248), that was declared effective by the SEC on May 20, 2015. Our common stock is currently traded on the New York Stock Exchange under the symbol “PGND”.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with SEC on May 22, 2015 pursuant to Rule 424(b)(4) under the Securities Act. We used a portion of the additional proceeds from the underwriters’ option to purchase additional shares from us to repay $48.0 million in principal of borrowings outstanding under our First Lien Term Loan.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
10.1*

Credit Agreement dated July 31, 2015, by and among Press Ganey Holdings, Inc., Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2015)

10.2	Letter Agreement dated August 21, 2015, by and between Press Ganey Holdings, Inc. and Matthew W. Hallgren
10.3	Employment Agreement effective August 31, 2015, by and between Press Ganey Holdings, Inc. and Breht T. Feigh
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESS GANEY HOLDINGS, INC.

November 5, 2015	By:	/S/ PATRICK T. RYAN
	Name:	Patrick T. Ryan
	Title:	Chief Executive Officer

November 5, 2015	By:	/S/ BREHT T. FEIGH
	Name:	Breht T. Feigh
	Title:	Chief Financial Officer