Form 10-Q
period 2016-03-31
Press Ganey Holdings, Inc.
filed 2016-05-04
CIK 1633142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 52,865,354 shares of common stock outstanding as of May 2, 2016.

PRESS GANEY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Press Ganey Holdings, Inc.

Condensed Consolidated Balance Sheets

(Thousands of dollars, except share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$56,632	$35,235
Accounts receivable, net of allowances of $737 and $774 at March 31, 2016 and December 31, 2015, respectively	56,812	53,568
Other receivables	3,242	2,993
Prepaid expenses and other assets	5,187	4,603
Income taxes receivable	—	4,603
Total current assets	121,873	101,002
Property and equipment, net	58,102	60,262
Deferred financing fees, net	848	897
Intangible assets, net	358,269	362,465
Goodwill	411,203	411,203
Total assets	$950,295	$935,829
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,250	$9,250
Current portion of capital lease obligations	4,778	4,626
Accounts payable	5,382	9,420
Accrued payroll and related liabilities	10,055	15,830
Accrued expenses and other liabilities	2,208	1,969
Income taxes payable	2,776	—
Deferred revenue	43,604	31,555
Total current liabilities	78,053	72,650
Long-term debt, less current portion	169,034	171,226
Capital lease obligations, less current portion	3,611	4,165
Deferred income taxes	123,975	125,179
Total liabilities	374,673	373,220
Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 350,000,000 shares authorized; 52,843,986 and 52,770,722 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	528	528
Additional paid-in capital	603,470	598,575
Accumulated deficit	(28,376)	(36,494)
Total shareholders' equity	575,622	562,609
Total liabilities and shareholders' equity	$950,295	$935,829

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Income

(Thousands of dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$86,731	$74,891
Operating expenses:
Cost of revenue	36,469	31,427
General and administrative	22,644	18,301
Depreciation and amortization	11,572	9,859
Loss (gain) on disposal of property and equipment	18	(46)
Total operating expenses	70,703	59,541
Income from operations	16,028	15,350
Other income (expense):
Interest expense, net	(1,230)	(4,579)
Management fee of related party	—	(286)
Total other income (expense), net	(1,230)	(4,865)
Income before income taxes	14,798	10,485
Provision for income taxes	6,680	4,511
Net income	$8,118	$5,974
Earnings per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14
Weighted average shares of common stock outstanding:
Basic	52,806,364	43,313,200
Diluted	53,286,140	43,313,200

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$8,118	$5,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,572	9,859
Amortization of deferred financing fees and debt discount	170	185
Equity-based compensation	6,001	1,965
Provision for doubtful accounts	101	151
Loss (gain) on disposal of property and equipment	18	(46)
Deferred income taxes	(1,204)	1,221
Changes in assets and liabilities:
Accounts receivable	(3,345)	(10,691)
Other receivables	(249)	367
Prepaid expenses and other assets	(584)	(3,727)
Accounts payable	(3,258)	(7,762)
Accrued payroll and related liabilities	(5,775)	(4,852)
Accrued expenses and other liabilities	239	41
Deferred revenue	12,049	15,818
Income taxes, net	7,379	2,896
Net cash provided by operating activities	31,232	11,399
Investing activities
Purchases of property and equipment	(6,014)	(2,726)
Net cash used in investing activities	(6,014)	(2,726)
Financing activities
Payments on long-term debt	(2,313)	(1,070)
Deferred financing payments	—	(50)
Payments on capital lease obligations	(402)	(1,722)
Proceeds from sale of equity interests	—	100
Purchases of equity interests	(473)	(731)
Taxes paid for net settlements of restricted stock vesting	(633)	—
Net cash used in financing activities	(3,821)	(3,473)
Net increase in cash	21,397	5,200
Cash at beginning of period	35,235	6,962
Cash at end of period	$56,632	$12,162
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$984	$4,396
Cash paid during the period for income taxes	457	362
Disposal of property and equipment acquired through capital leases	—	333
Purchase of property and equipment in accounts payable	2,002	2,903

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

Effective May 8, 2015, the name of the Company was changed from PGA Holdings, Inc. to Press Ganey Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals necessary to present fairly the financial statements in accordance with GAAP. Operating results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of results to be expected for any other interim period or for the full year. The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could materially differ from those estimates.

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

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)”. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB deferred the effective date by one year to annual and interim reporting periods beginning after December 15, 2017. The FASB is permitting early adoption of the standard, but not until annual and interim reporting periods beginning after December 15, 2016, the original effective date. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies the implementation guidance on principal versus agent considerations of ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, which clarifies the identification of performance obligations and the licensing implementation guidance of ASU 2014-09. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and its method of adoption.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. In addition, this update changes the accounting for software licenses to be consistent with other licenses of intangible assets. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-05 on January 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-16 on January 1, 2016 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and classification on the statement of cash flows. This standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

3. Property and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2016	2015
Furniture, fixtures, and leasehold improvements	$8,910	$9,431
Office equipment	17,733	19,619
Office equipment held under capital lease	20,916	20,916
Computer equipment and software	82,688	74,844
Construction in progress	9,332	14,585
	139,579	139,395
Accumulated amortization of office equipment held under capital leases	(11,320)	(10,143)
Accumulated depreciation	(70,157)	(68,990)
	$58,102	$60,262

Depreciation and amortization of property and equipment was $7.4 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively.

4. Fair Value Measurements

Financial Instruments

The recorded values of accounts receivable, accounts payable, and other liabilities approximate fair value because of the short maturity of these financial instruments. The recorded value of the variable rate Term Loan approximates fair value because the interest rate fluctuates with market rates.

5. Intangible Assets

Intangible assets consist of the following:

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name (indefinite life)	$200,000	$—	$200,000	$200,000	$—	$200,000
Trade names (finite life)	2,410	(1,582)	828	2,410	(1,509)	901
Customer relationships	237,620	(98,097)	139,523	237,620	(94,851)	142,769
Proprietary technology	32,240	(15,649)	16,591	32,240	(14,849)	17,391
Other	3,180	(1,853)	1,327	3,180	(1,776)	1,404
	$475,450	$(117,181)	$358,269	$475,450	$(112,985)	$362,465

Intangible asset amortization expense was $4.2 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.

6. Revolving Line of Credit and Long‑Term Debt

As of March 31, 2016 and December 31, 2015, the Company’s long‑term debt consisted of the following:

	March 31,	December 31,
	2016	2015
Term Loan	$180,375	$182,688
Unamortized deferred financing fees	(2,091)	(2,212)
	178,284	180,476
Less current portion	(9,250)	(9,250)
Long-term debt	$169,034	$171,226

Unamortized deferred financing fees related to the Company’s Revolving Credit Facility (as defined below) were $848,000 and $897,000 at March 31, 2016 and December 31, 2015, respectively, and are classified as deferred financing fees, net in the condensed consolidated balance sheets.

2015 Credit Agreement

On July 31, 2015, the Company entered into a new credit agreement (“2015 Credit Agreement”). The 2015 Credit Agreement consists of a five-year $185.0 million term loan (“Term Loan”) and a five-year $75.0 million revolving credit facility (“Revolving Credit Facility”). The Company used the proceeds from the Term Loan to repay the outstanding balance on its previous term loan of $183.2 million.

At the discretion of the Company, interest accrues on outstanding borrowings under the 2015 Credit Agreement at either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, currently 1.50%, or the adjusted base rate (“ABR”) plus an applicable margin, currently 0.50%. The applicable margins for both the LIBOR and ABR are variable based upon stipulated ranges of the secured net leverage ratio, as defined in the agreement. The Company is required to repay the outstanding principal amount of the Term Loan in equal quarterly amounts of $2.3 million. The remaining Term Loan balance and any outstanding balances on the Revolving Credit Facility will be due upon maturity on July 31, 2020. The Term Loan and Revolving Credit Facility are secured by substantially all of the assets of the Company.

There were no borrowings outstanding on the Revolving Credit Facility at March 31, 2016; however, the Company had a letter of credit outstanding of approximately $65,000 at March 31, 2016, which reduced the borrowing capacity of the Revolving Credit Facility to $74.9 million. The Company is charged a loan commitment fee, currently 0.375%, for unused amounts on the Revolving Credit Facility.

The 2015 Credit Agreement contains certain restrictive and financial covenants which the Company must comply with on a quarterly basis, including a maximum secured net leverage ratio, as defined in the agreement. The Company is also limited in its ability to incur additional indebtedness or liens; pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with another entity; or sell, assign, transfer, convey, or otherwise dispose of all or substantially all of its assets. The Company was in compliance with these restrictive and financial covenants as of March 31, 2016.

7. Income Taxes

For the three months ended March 31, 2016, the Company recorded income tax expense of $6.7 million compared to $4.5 million for the three months ended March 31, 2015. The Company’s effective tax rate was 45.1% for the three months ended March 31, 2016 compared to 43.0% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 of 45.1% differs from the U.S. statutory rate primarily due to the impact of state tax rates and nondeductible equity-based compensation expense.

8. Segment Information

An operating segment is a component of an enterprise that engages in business activities and has discrete financial information that is regularly reviewed by the enterprise’s chief operating decision maker to assess performance of the individual component and make decisions about allocating resources to the component. The Company produces one set of financial information at the enterprise level that is regularly reviewed by the Company’s chief operating decision maker. Discrete financial information is not produced or reviewed by the Company’s chief operating decision maker at a level lower than the enterprise level. As such, the Company has one operating segment as of March 31, 2016 and 2015.

The Company’s identifiable assets are located in the United States and over 99% of the Company’s revenues are from clients located in the United States.

9. Related Party Transactions

The Company was charged an annual management fee that was payable quarterly to its majority shareholder, Vestar Capital Partners, LLC (“Vestar”). The management agreement was terminated and the annual management fee was no longer required after the effective date of the IPO. The Company incurred management fees of $0 and $286,000 for the three months ended March 31, 2016 and 2015, respectively.

10. Equity-Based Compensation

The Company measures its equity-based compensation expense based on the grant date fair value of the awards and recognizes this expense in the consolidated financial statements over the requisite service or performance vesting period.

Total equity-based compensation expense recorded in the condensed consolidated statements of operations for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$1,111	$713
General and administrative	4,890	1,252
Total equity-based compensation expense	$6,001	$1,965

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

Restricted Stock

A summary of restricted stock activity during the three months ended March 31, 2016, is as follows:

		Weighted
		Average
		Fair Value
		at Grant
	Shares	Date
Nonvested at January 1, 2016	2,255,681	$25.15
Granted	579,359	26.18
Vested	(95,416)	25.00
Forfeited	(18,156)	25.00
Nonvested at March 31, 2016	2,721,468	$25.38

During the three months ended March 31, 2016, the Company granted 326,060 shares of restricted stock with four-year service vesting (20% for years 1-2, 30% for years 3-4) and 253,299 shares of restricted stock with three-year performance vesting (cliff).

As of March 31, 2016, there was $53.6 million of unrecognized pre-tax compensation expense related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

During the three months ended March 31, 2016, the Company purchased $473,000 of unvested equity interests related to awards that were modified at the IPO.

Stock Options

A summary of stock option activity during the three months ended March 31, 2016, is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1, 2016	36,304	$31.74
Granted	778,220	26.18
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2016	814,524	$26.43

Exercisable at March 31, 2016	—	$—

The Company granted options to purchase 778,220 shares of the Company’s common stock during the three months ended March 31, 2016. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model. The weighted average fair value of the options granted during the three months ended March 31, 2016 is estimated at $10.97 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.4%; an expected term of approximately 6 years; expected volatility of 41.5%; and dividend yield of 0.0% over the expected life of the option. The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility of several peer companies to Press Ganey Holdings, Inc. for periods equal to the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

As of March 31, 2016, there was $7.4 million of unrecognized pre-tax compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.9 years.

11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury stock method. Common equivalent shares consist of common stock issuable on the vesting of restricted stock units and exercise of outstanding options when dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Net income	$8,118	$5,974

Weighted average shares outstanding, basic	52,806,364	43,313,200
Weighted average common equivalent shares	479,776	—
Weighted average shares outstanding, diluted	53,286,140	43,313,200

Net earnings per share
Basic	$0.15	$0.14
Diluted	$0.15	$0.14

12. Subsequent Event

On May 2, 2016, the Company acquired Avatar International Holding Company and its subsidiary Avatar International LLC (“Avatar”) for a preliminary cash purchase price of $17.1 million, subject to certain post-closing adjustments. Avatar is a competitor in the patient experience and caregiver engagement markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. There is a possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

The forward-looking statements contained in this report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include those described under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

Executive Overview

We are a leading provider of patient experience and caregiver measurement, performance analytics and strategic advisory solutions for healthcare organizations across the continuum of care. Our mission is to help healthcare organizations reduce patient suffering and improve clinical quality, safety and experience of care. We provide our clients with innovative digital platform that captures the perspectives of patients, physicians, nurses and other healthcare employees and enables our clients to benchmark, analyze and improve the patient and caregiver experience. We support clients in achieving the “Quadruple Aim” of improving the patient experience, improving population health, reducing costs and engaging caregivers. We believe we offer a powerful value proposition to the healthcare industry, as we help drive transformational change through performance transparency, safety and high reliability initiatives, better care coordination and sustainable performance improvements.

Factors Affecting our Financial Performance

We believe that the financial performance of our business and our continued success are primarily dependent upon the following:

•Client Penetration and Growth.  We believe that we have opportunities to continue to grow our revenue from our comprehensive suite of solutions due to the trends we see affecting the healthcare industry. We expect an increasing percentage of our recurring and new revenues to be the result of increased focus by healthcare providers on measuring and reporting on, and bearing financial risk for, clinical outcomes and the patient experience. Our future growth will depend on our ability to expand sales of our suite of solutions to our existing client base and identify and execute upon new opportunities and attract new clients. Our expansion activities consist of focusing on growing healthcare settings, including hospitals, medical practices and post‑acute care settings, and servicing new markets and increasing engagement of existing clients impacted by expanded regulatory requirements. We plan to continue to invest in the development of innovative and value-added solutions and continue to market our proprietary platform.

•Continued Change in the U.S. Healthcare Industry.  Healthcare spending represents a significant and growing component of gross domestic product, or GDP, of the United States and the average annual growth in health care spending is expected to exceed average annual GDP growth through 2023. As healthcare costs rise and providers, patients and payment models focus on value‑based and patient‑centric care, the healthcare industry has increasingly focused attention on improving efficiency and transparency, standardizing care around best practices, and driving better clinical and operational outcomes. This has resulted in increasing demand for solutions designed to improve the efficiency and quality of care, safety and the patient experience. We believe this shift in the industry will continue to impact our business for the foreseeable future.

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

•Macro-economic Conditions.  Our clients are affected by macro-economic trends such as general economic conditions, inflation and unemployment. Macro-economic trends have various effects on our business, and on occasion have resulted in the slowing of the decision-making processes by existing and prospective clients. In recent years, changes in macro-economic trends have increased demand for our solutions as our clients strive to improve their clinical and operating performance, while reducing costs and moving to a value-based care model.

Initial Public Offering

On May 27, 2015, we completed our Initial Public Offering (the “IPO”) of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.4 million, net of underwriting discounts, commissions and offering-related transaction costs incurred. Our common stock is traded on the New York Stock Exchange under the symbol “PGND”.

Refinancings

We completed refinancings to lower our interest expense, reduce principal balances, and amend certain financial covenants. In May 2015, we repaid $223.0 million of principal on our First Lien Term Loan using the net proceeds from our IPO. In July 2015, we repaid the remaining principal balance of $183.2 million on our First Lien Term Loan with proceeds from a new $185 million Term Loan and replaced our $30 million revolving credit facility with a $75 million Revolving Credit Facility under our 2015 Credit Agreement. See Note 6 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for additional details.

Acquisitions

Since 2009, we have successfully acquired and integrated nine businesses to support our growth, further enhancing our comprehensive suite of solutions and expanding our market leadership position. Most recently, on September 1, 2015, we acquired all of the membership interests of Healthcare Performance Improvement, LLC (“HPI”), a leading patient safety and reliability consulting and coaching firm, for a purchase price of $11.7 million, net of cash acquired. The HPI acquisition was financed with cash on hand.

The results of operations of the acquired businesses have been included in our consolidated financial statements from the applicable date of acquisition.

Results of Operations

The following table sets forth our results of operations and our results of operations as a percentage of revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
		% of		% of
	2016	revenue	2015	revenue
Revenue	$86,731	100.0%	$74,891	100.0%
Operating expenses:
Cost of revenue	36,469	42.0	31,427	42.0
General and administrative	22,644	26.1	18,301	24.4
Depreciation and amortization	11,572	13.3	9,859	13.2
Loss (gain) on disposal of property and equipment	18	—	(46)	(0.1)
Total operating expenses	70,703	81.5	59,541	79.5
Income from operations	16,028	18.5	15,350	20.5
Other income (expense):
Interest expense, net	(1,230)	(1.4)	(4,579)	(6.1)
Management fee of related party	—	—	(286)	(0.4)
Total other expense, net	(1,230)	(1.4)	(4,865)	(6.5)
Income before income taxes	14,798	17.1	10,485	14.0
Provision for income taxes	6,680	7.7	4,511	6.0
Net income	$8,118	9.4%	$5,974	8.0%

Non-GAAP Financial Measures:
Adjusted EBITDA (a)	$33,791	39.0%	$27,340	36.5%

(a)For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measures”.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Revenue

Revenue increased $11.8 million, or 15.8%, from $74.9 million for the three months ended March 31, 2015 to $86.7 million for the three months ended March 31, 2016. Revenue growth consisted of 13.0% organic growth and 2.8% acquisition growth. The acquisition of HPI contributed revenue of $2.1 million in the first quarter of 2016. Organic growth was comprised of increased sales of patient experience solutions to new and existing clients and to a lesser extent sales of engagement and consulting solutions.

Operating Expenses

Cost of Revenue. Cost of revenue increased $5.1 million, or 16.0%, from $31.4 million for the three months ended March 31, 2015 to $36.5 million for the three months ended March 31, 2016. As a percentage of revenue, cost of revenue remained consistent at 42.0% for both periods.

Cost of revenue included equity-based compensation expense of $713,000 in the three months ended March 31, 2015 and $1.1 million in the three months ended March 31, 2016. The increase in equity-based compensation reflects the issuance of equity awards in connection with our IPO, issuance of equity incentives to newly hired employees in 2015 and issuance of awards during the first quarter of 2016. Excluding these amounts, cost of revenue increased $4.6 million and decreased as a percentage of revenue from 41.0% in the 2015 period to 40.8% in the 2016 period. The decrease as a percentage of revenue was primarily the result of a higher proportion of lower cost electronic surveys for our patient experience solutions.

General and Administrative Expense.  General and administrative expense increased $4.3 million, or 23.7%, from $18.3 million for the three months ended March 31, 2015 to $22.6 million for the three months ended March 31, 2016. As a percentage of revenue, general and administrative expense increased from 24.4% in the 2015 period to 26.1% in the 2016 period.

General and administrative expense included equity-based compensation expense of $1.3 million in the three months ended March 31, 2015 and $4.9 million in the three months ended March 31, 2016. The increase in equity-based compensation primarily reflects the issuance of equity awards in connection with our IPO, issuance of equity incentives to newly hired employees in 2015 and issuance of equity awards during the first quarter of 2016. General and administrative expense also included $7,000 and $66,000 of expenses associated with completed and potential acquisitions in the 2015 and 2016 periods, respectively, and $205,000 of expenses associated with preparations for our IPO and capital structure planning in 2015 and $106,000 of expenses associated with professional fees incurred for the preparation for compliance with Section 404 of the Sarbanes-Oxley Act and for design of our equity incentive and compensation programs in 2016. Excluding these amounts, general and administrative expenses increased $745,000 and decreased as a percentage of revenue from 22.5% in the 2015 period to 20.3% in the 2016 period. The decrease was primarily the result of the leveraging of general and administrative resources as a result of organic growth.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $1.7 million, or 17.4%, from $9.9 million for the three months ended March 31, 2015 to $11.6 million for the three months ended March 31, 2016. Intangible asset amortization expense was $4.1 million in the 2015 period and $4.2 million in the 2016 period. The increase in depreciation was largely the result of depreciation of previously capitalized software development costs and assets acquired under capital leases.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $3.4 million, or 73.1%, from $4.6 million for the three months ended March 31, 2015 to $1.2 million for the three months ended March 31, 2016. The $3.4 million decrease was primarily due to lower average borrowings in 2016 as a result of principal repayments from the proceeds of our IPO in May 2015, which resulted in interest savings of approximately $2.4 million, and lower average interest rates resulting from our debt refinancing in July 2015.

Management fee of related party.  We paid a management fee to our majority stockholder of $286,000 for the three months ended March 31, 2015. The management agreement was terminated and the management fee was no longer required after the effective date of the IPO in May 2015. See Note 9 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

Provision for Income Taxes

Provision for income taxes increased $2.2 million, or 48.1%, from $4.5 million for the three months ended March 31, 2015 to $6.7 million for the three months ended March 31, 2016. The provision for income taxes for the three months ended March 31, 2016 and 2015 represents federal and state income tax expense for the periods.

For the three months ended March 31, 2016, our effective income tax rate was 45.1% as compared to 43.0% for the three months ended March 31, 2015. Our federal statutory income tax rate and state statutory rate, net of federal benefit, is approximately 42%. The 2016 effective tax rate of 45.1% differs from the statutory rate primarily due to the impact of nondeductible equity-based compensation expense.

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

	Three Months Ended March 31,
	2016	2015
Net income	$8,118	$5,974
Interest expense	1,230	4,579
Income tax expense	6,680	4,511
Depreciation and amortization	11,572	9,859
EBITDA	$27,600	$24,923
Equity-based compensation(a)	6,001	1,965
Management fee to related party(b)	—	286
Acquisition expenses(c)	66	7
Loss on disposal of property and equipment(d)	18	(46)
Other non-comparable items(e)	106	205
Adjusted EBITDA	$33,791	$27,340

(a)Equity-based compensation expense associated with equity awards granted to attract and retain employees and directors. Our incentive compensation plan excludes this expense. We have also excluded this item in order to provide consistent operating performance insight as these expenses have fluctuated period to period, are noncash, and do not necessarily reflect current period effectiveness of operational strategies. See Note 10 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for classification of equity-based compensation on the Condensed Consolidated Statements of Operations for the periods indicated.

(b)Fees paid to our majority stockholder under a management agreement prior to our IPO. The management agreement was terminated upon the closing of the IPO. See Note 9 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

(c)Transaction costs incurred in connection with completed and potential acquisitions. Our incentive compensation plan excludes this expense. We have also excluded this item in order to provide consistent operating performance insight as these expenses are associated with specific acquisition targets. See “Acquisitions.”

(d)Noncash gains and losses associated with disposals of property and equipment. Our incentive compensation plan excludes this item.

(e)Other non-comparable items include costs incurred in connection with our IPO and professional fees incurred in connection with capital structure and strategic corporate planning in 2015 and professional fees incurred for the preparation for compliance with Section 404 of the Sarbanes-Oxley Act and for design of our equity incentive and compensation programs in 2016. Our incentive compensation plan excludes these expenses. We have also excluded this item in order to provide consistent operating performance insight as these expenses are associated with specific projects that are not associated with ongoing operating activities.

Liquidity and Capital Resources

Overview

Our principal uses of cash are to meet working capital requirements, fund debt obligations, finance capital expenditures, support our growth strategy and fund strategic acquisitions. Our principal sources of funds are cash flows from operating activities and available borrowings under our Revolving Credit Facility.

As of March 31, 2016, we had cash of $56.6 million and $74.9 million of available borrowings under our Revolving Credit Facility (after giving effect to a $65,000 letter of credit outstanding under our Revolving Credit Facility). As of March 31, 2016, we had $186.7 million of outstanding indebtedness (which includes capital leases).

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

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$31,232	$11,399
Net cash used in investing activities	(6,014)	(2,726)
Net cash used in financing activities	(3,821)	(3,473)
Net increase in cash	$21,397	$5,200

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non‑cash items, including depreciation and amortization, equity‑based compensation, extinguishment of debt, and deferred income taxes, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities for the three months ended March 31, 2016 was $31.2 million compared to $11.4 million for the three months ended March 31, 2015, an increase of $19.8 million, or 174.0%. In 2016, cash provided by operations primarily resulted from net earnings after adding back non-cash items and a decrease in net working capital of $6.5 million. In 2015, cash provided by operations primarily resulted from net earnings after adding back non-cash items offset by an increase in net working capital of $7.9 million. The increase in cash provided by operating activities in 2016 as compared to the same period in 2015 is due to an increase in profitability after adjusting for non-cash expenses, including a decrease in cash interest expense as a result of repayment of principal using proceeds from our IPO and refinancing our credit facilities at lower interest rates, and a net increase in cash from changes in working capital primarily associated with changes in accounts receivable, accounts payable and accrued income taxes.

Investing Activities

Our primary investing activities relate to acquisitions and purchases of property and equipment, which includes investments in capitalized computer software development costs, facilities and equipment.

Net cash used in investing activities for the three months ended March 31, 2016 was $6.0 million compared to $2.7 million for the three months ended March 31, 2015, an increase of $3.3 million, or 120.6%. In 2016, purchases of property and equipment were $6.0 million and included $5.9 million of capitalized software development costs and $82,000 of equipment and leasehold improvements. In 2015, purchases of property and equipment were $2.7 million and included $2.7 million of capitalized software development costs and $44,000 of equipment and leasehold improvements. Capitalized software development costs increased in 2016 due to additional investments in our digital platform.

Financing Activities

Our primary financing activities consist of borrowings under our credit facilities, payments on our long‑term debt and capital leases, repurchases of equity interests and tax withholding payments to the vesting of restricted stock units.

Net cash used in financing activities for the three months ended March 31, 2016 was $3.8 million compared to $3.5 million for the three months ended March 31, 2015, an increase of $348,000, or 10.0%. In 2016, we used cash generated from operations after investing activities of $25.2 million primarily to make scheduled payments on our borrowings and capital leases, fund minimum employee tax withholdings for restricted stock vesting and to repurchase equity interests. In 2015, we used cash generated from operations after investing activities of $8.7 million primarily to make scheduled payments on our borrowings and capital leases and repurchase equity interests.

Credit Facilities

See Note 6 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2016 are summarized in the table below (in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(a)	$194,139	$12,727	$24,909	$156,503	$—
Capital lease obligations	9,035	5,273	3,365	397	—
Operating lease obligations(b)	8,081	3,053	3,505	1,523	—
Total	$211,255	$21,053	$31,779	$158,423	$—

(a)Represents the principal amount of our long‑term debt, including current portion, and the expected cash payments for interest based on the interest rates in place and amounts outstanding as of March 31, 2016.

(b)For a more detailed description of our operating leases, see Note 9 – Leases in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet transactions or interests.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, and in Note 2 – Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, property and equipment, goodwill and intangible assets, and equity-based compensation. See “Application of Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long‑term indebtedness. Our primary interest rate exposure relates to loans outstanding under our Term Loan and Revolving Credit Facility. All outstanding indebtedness under the Term Loan and Revolving Credit Facility bears interest at a variable rate. Each quarter point change in interest rates on such indebtedness under our Term Loan would result in a change of $451,000 to our interest expense on an annual basis, based on our outstanding balance of $180.4 million (exclusive of the deferred financing fees) at March 31, 2016. There were no borrowings under the Revolving Credit Facility at March 31, 2016. Assuming the $74.9 million of current borrowing capacity were drawn under the Revolving Credit Facility, a hypothetical quarter point change in interest rates on such variable rate debt would change our annual interest expense by $187,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b), under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESS GANEY HOLDINGS, INC.

May 4, 2016	By:	/S/ PATRICK T. RYAN
	Name:	Patrick T. Ryan
	Title:	Chief Executive Officer

May 4, 2016	By:	/S/ BREHT T. FEIGH
	Name:	Breht T. Feigh
	Title:	Chief Financial Officer