Form 10-Q
period 2016-06-30
Press Ganey Holdings, Inc.
filed 2016-08-02
CIK 1633142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 53,040,092 shares of common stock outstanding as of July 29, 2016.

PRESS GANEY HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Press Ganey Holdings, Inc.

Condensed Consolidated Balance Sheets

(Thousands of dollars, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$46,383	$35,235
Accounts receivable, net of allowances of $821 and $774 at June 30, 2016 and December 31, 2015, respectively	53,627	53,568
Unbilled revenue	6,413	2,993
Prepaid expenses and other assets	5,495	4,603
Income taxes receivable	689	4,603
Total current assets	112,607	101,002
Property and equipment, net	58,133	60,262
Other non-current assets	2,799	897
Intangible assets, net	354,073	362,465
Goodwill	426,673	411,203
Total assets	$954,285	$935,829
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,250	$9,250
Current portion of capital lease obligations	4,852	4,626
Accounts payable	8,957	9,420
Accrued payroll and related liabilities	11,890	15,830
Accrued expenses and other liabilities	1,929	1,969
Deferred revenue	37,206	31,555
Total current liabilities	74,084	72,650
Long-term debt, less current portion	166,842	171,226
Capital lease obligations, less current portion	1,631	4,165
Deferred income taxes	122,749	125,179
Total liabilities	365,306	373,220
Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 350,000,000 shares authorized; 53,012,876 and 52,770,722 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	530	528
Additional paid-in capital	608,897	598,575
Accumulated deficit	(20,448)	(36,494)
Total shareholders' equity	588,979	562,609
Total liabilities and shareholders' equity	$954,285	$935,829

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Operations

(Thousands of dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$91,240	$77,458	$177,971	$152,349
Operating expenses:
Cost of revenue	39,103	43,112	75,572	74,539
General and administrative	25,040	79,102	47,683	97,403
Depreciation and amortization	11,543	10,237	23,115	20,096
Loss (gain) on disposal of property and equipment	2	15	20	(31)
Total operating expenses	75,688	132,466	146,390	192,007
Income (loss) from operations	15,552	(55,008)	31,581	(39,658)
Other income (expense):
Interest expense, net	(1,136)	(3,775)	(2,366)	(8,354)
Extinguishment of debt	—	(638)	—	(638)
Management fee of related party	—	(267)	—	(553)
Total other income (expense), net	(1,136)	(4,680)	(2,366)	(9,545)
Income (loss) before income taxes	14,416	(59,688)	29,215	(49,203)
Provision for income taxes	6,489	(5,871)	13,169	(1,360)
Net income (loss)	$7,927	$(53,817)	$16,046	$(47,843)
Earnings (net loss) per share:
Basic	$0.15	$(1.15)	$0.30	$(1.06)
Diluted	$0.15	$(1.15)	$0.30	$(1.06)
Weighted average shares of common stock outstanding:
Basic	52,917,288	46,802,915	52,861,826	45,058,057
Diluted	53,463,577	46,802,915	53,374,858	45,058,057

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income (loss)	$16,046	$(47,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,115	20,096
Amortization of deferred financing fees and debt discount	340	354
Equity-based compensation	13,349	74,997
Excess tax benefits from equity awards	(703)	—
Extinguishment of debt	—	638
Provision for doubtful accounts	51	321
Loss (gain) on disposal of property and equipment	20	(31)
Deferred income taxes	(2,430)	(4,913)
Changes in assets and liabilities:
Accounts receivable	2,522	(3,508)
Unbilled revenue	(2,468)	(542)
Prepaid expenses and other assets	(354)	(2,911)
Accounts payable	(1,640)	(2,834)
Accrued payroll and related liabilities	(4,335)	(3,781)
Accrued expenses and other liabilities	(40)	36
Deferred revenue	3,992	10,589
Income taxes, net	4,617	(3,137)
Net cash provided by operating activities	52,082	37,531
Investing activities
Acquisition of business, net of cash acquired	(16,744)	—
Investment in unconsolidated affiliate	(2,000)	—
Capital expenditures	(12,231)	(15,179)
Net cash used in investing activities	(30,975)	(15,179)
Financing activities
Payments on long-term debt	(4,626)	(225,140)
Deferred financing payments	—	(50)
Payments on capital lease obligations	(2,308)	(2,190)
Proceeds from sale of equity interests	—	100
Purchases of equity interests	(787)	(731)
Taxes paid for net settlements of restricted stock vesting	(2,941)	(10,858)
Excess tax benefits from equity awards	703	—
Distribution payments	—	(8,500)
Proceeds from the issuance of common stock in initial public offering, net of fees	—	237,977
Net cash used in financing activities	(9,959)	(9,392)
Net increase in cash	11,148	12,960
Cash at beginning of period	35,235	6,962
Cash at end of period	$46,383	$19,922
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,151	$8,006
Cash paid during the period for income taxes	10,901	6,635
Disposal of property and equipment acquired through capital leases	—	283
Property and equipment acquired through capital leases	—	2,156
Capital expenditures in accounts payable	2,670	2,069
Initial public offering related costs in accounts payable	—	3,426

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Press Ganey Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

Press Ganey Holdings, Inc. (the “Company”) is a leading provider of patient experience and caregiver measurement, performance analytics and strategic advisory solutions for healthcare organizations across the continuum of care. The consolidated financial statements include the financial statements of Press Ganey Holdings, Inc. and its wholly owned subsidiary, Press Ganey Associates (“Associates”), and Associates’ wholly owned subsidiaries, PatientImpact LLC; Data Advantage LLC; Center for Performance Services, Inc.; Morehead Associates, Inc.; On The Spot Systems, Inc.; Dynamic Clinical Systems, Inc.; Healthcare Performance Improvement, LLC; Avatar International Holding Company and Avatar International, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the initial public offering (discussed below), the Company was a wholly owned subsidiary of PG Holdco, LLC (the “Parent”).

Effective May 8, 2015, the name of the Company was changed from PGA Holdings, Inc. to Press Ganey Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals necessary to present fairly the financial statements in accordance with GAAP. Operating results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of results to be expected for any other interim period or for the full year. The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could materially differ from those estimates.

Initial Public Offering

In May 2015, the Company completed its initial public offering (the “IPO”) of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.4 million, net of underwriting discounts and commissions and offering-related transaction costs incurred. In connection with the IPO: (i) the Parent was liquidated and its sole asset, the shares of the Company’s common stock, was distributed to the equity holders based on their relative rights under the limited liability company agreement, (ii) the Company recognized $70.4 million of equity-based compensation expense for the modification of certain units of the Parent, (iii) the Company paid a one-time transaction advisory fee of $8.5 million to Vestar Capital Partners, LLC (“Vestar”), and (iv) the Company recognized a loss on extinguishment of debt of $638,000 related to the write-off of deferred financing fees, loss on original issue discount and lender fees as a result of the $223.0 million partial repayment of its term loan facility with proceeds of the IPO.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB deferred the effective date by one year to annual and interim reporting periods beginning after December 15, 2017. The FASB is permitting early adoption of the standard, but not until annual and interim reporting periods beginning after December 15, 2016, the original effective date. An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations of ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provides clarification on certain revenue recognition criteria of ASU 2014-09. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements and its method of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This ASU requires that a lessee record an operating lease in the balance sheet with a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. This standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption of this standard will be on a modified retrospective approach, which includes a number of optional practical expedients that the Company may elect to apply. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and classification on the statement of cash flows. This standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

3. Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2016	2015
Furniture, fixtures, and leasehold improvements	$9,030	$9,431
Office equipment	18,444	19,619
Office equipment held under capital lease	20,952	20,916
Computer equipment and software	85,627	74,844
Development and construction in progress	12,904	14,585
	146,957	139,395
Accumulated amortization of office equipment held under capital leases	(12,499)	(10,143)
Accumulated depreciation	(76,325)	(68,990)
	$58,133	$60,262

Depreciation and amortization of property and equipment was $7.3 million and $6.1 million for the three months ended June 30, 2016 and 2015, respectively, and $14.7 million and $11.8 million for the six months ended June 30, 2016 and 2015, respectively.

4. Investment in Unconsolidated Affiliate

On April 28, 2016, the Company invested $2.0 million for a noncontrolling interest in Binary Fountain, Inc. (“Binary Fountain”). The Company does not exercise significant influence over Binary Fountain and is not the primary beneficiary of Binary Fountain’s activities, and, therefore, has accounted for this investment under the cost method. The fair value of cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The investment in Binary Fountain is included in other non-current assets in the Condensed Consolidated Balance Sheet as of June 30, 2016.

5. Fair Value Measurements

Financial Instruments

The recorded values of accounts receivable, accounts payable, and other liabilities approximate fair value because of the short maturity of these financial instruments. The recorded value of the variable rate Term Loan (as defined below) approximates fair value because the interest rate fluctuates with market rates.

6. Business Combination

Avatar International Holding Company and Avatar International LLC

On May 2, 2016, the Company acquired Avatar International Holding Company and its subsidiary Avatar International LLC (“Avatar”). Avatar was a competitor in the patient experience and caregiver engagement markets. The purchase price for Avatar was $16.7 million, net of cash acquired.

The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated to the net tangible and identifiable intangible assets based on their estimated fair values (based on Level 3 measurements) as of May 2, 2016. The excess purchase price over the net tangible and intangible assets was preliminarily recorded to goodwill as the valuation of such assets has not yet been completed. Estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the preliminary allocation of the fair value of the acquisition:

Accounts receivable	$2,632
Unbilled revenue	952
Other current assets	538
Property and equipment	495
Goodwill and intangible assets	15,470
Total assets acquired	20,087
Liabilities assumed:
Deferred revenue	(1,659)
Other current liabilities	(1,684)
Net assets acquired	$16,744

Transaction expenses of $934,000 and $969,000 relating to the purchase are included in general and administrative expenses for the three and six months ended June 30, 2016, respectively.

7. Intangible Assets

Intangible assets consist of the following:

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name (indefinite life)	$200,000	$—	$200,000	$200,000	$—	$200,000
Trade names (finite life)	2,410	(1,656)	754	2,410	(1,509)	901
Customer relationships	237,620	(101,343)	136,277	237,620	(94,851)	142,769
Proprietary technology	32,240	(16,450)	15,790	32,240	(14,849)	17,391
Other	3,180	(1,928)	1,252	3,180	(1,776)	1,404
	$475,450	$(121,377)	$354,073	$475,450	$(112,985)	$362,465

Intangible asset amortization expense was $4.2 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively. Intangible asset amortization expense was $8.4 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively.

8. Revolving Line of Credit and Long‑Term Debt

As of June 30, 2016 and December 31, 2015, the Company’s long‑term debt consisted of the following:

	June 30,	December 31,
	2016	2015
Term Loan	$178,062	$182,688
Unamortized deferred financing fees	(1,970)	(2,212)
	176,092	180,476
Less current portion	(9,250)	(9,250)
Long-term debt	$166,842	$171,226

Unamortized deferred financing fees related to the Company’s Revolving Credit Facility (as defined below) were $799,000 and $897,000 at June 30, 2016 and December 31, 2015, respectively, and are classified as other non-current assets in the condensed consolidated balance sheets.

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

There were no borrowings outstanding on the Revolving Credit Facility at June 30, 2016. The Company is charged a loan commitment fee, currently 0.375%, for unused amounts on the Revolving Credit Facility.

The 2015 Credit Agreement contains certain restrictive and financial covenants which the Company must comply with on a quarterly basis, including a maximum secured net leverage ratio, as defined in the agreement. The Company is also limited in its ability to incur additional indebtedness or liens; pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, merge or consolidate with another entity; or sell, assign, transfer, convey, or otherwise dispose of all or substantially all of its assets. The Company was in compliance with these restrictive and financial covenants as of June 30, 2016.

9. Income Taxes

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $6.5 million and $13.2 million, respectively, compared to an income tax benefit of $5.9 million and $1.4 million for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rate was 45.0% and 45.1% for the three and six months ended June 30, 2016, respectively, compared to 9.8% and 2.8% for the three and six months ended June 30, 2015, respectively. The effective tax rate for the three and six months ended June 30, 2016 differs from the U.S. statutory rate primarily due to the impact of state tax rates and nondeductible equity-based compensation expense. The lower effective tax rate for the three and six months ended June 30, 2015 primarily reflects the inability to realize a tax benefit from nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of the Company’s IPO.

10. Segment Information

An operating segment is a component of an enterprise that engages in business activities and has discrete financial information that is regularly reviewed by the enterprise’s chief operating decision maker to assess performance of the individual component and make decisions about allocating resources to the component. The Company produces one set of financial information at the enterprise level that is regularly reviewed by the Company’s chief operating decision maker. Discrete financial information is not produced or reviewed by the Company’s chief operating decision maker at a level lower than the enterprise level. As such, the Company has one operating segment as of June 30, 2016 and 2015.

The Company’s identifiable assets are located in the United States and over 99% of the Company’s revenues are from clients located in the United States.

11. Related Party Transactions

The Company was charged an annual management fee that was payable quarterly to its majority shareholder, Vestar Capital Partners, LLC (“Vestar”). The management agreement was terminated and the annual management fee was no longer required after the effective date of the IPO. The Company incurred management fees of $0 and $267,000 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $553,000 for the six months ended June 30, 2016 and 2015, respectively.

In connection with the IPO, the Company paid a one-time transaction advisory fee to Vestar of $8.5 million. This fee was reflected as a distribution payment on the condensed consolidated statement of cash flows for the six months ended June 30, 2015.

12. Equity-Based Compensation

The Company measures its equity-based compensation expense based on the grant date fair value of the awards and recognizes this expense in the consolidated financial statements over the requisite service or performance vesting period.

Total equity-based compensation expense recorded in the condensed consolidated statements of operations for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$1,429	$10,643	$2,540	$11,355
General and administrative	5,920	62,390	10,809	63,642
Total equity-based compensation expense	$7,349	$73,033	$13,349	$74,997

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

Restricted Stock

A summary of restricted stock activity during the six months ended June 30, 2016, is as follows:

		Weighted
		Average
		Fair Value
		at Grant
	Shares	Date
Nonvested at January 1, 2016	2,255,681	$25.15
Granted	607,821	26.38
Vested	(335,395)	25.00
Forfeited	(22,119)	25.48
Nonvested at June 30, 2016	2,505,988	$25.47

During six months ended June 30, 2016, the Company granted 340,291 shares of restricted stock with four-year graded vesting (20% for years 1-2, 30% for years 3-4) based on service conditions and 267,530 shares of restricted stock with three-year cliff vesting based on performance conditions.

As of June 30, 2016, there was $48.5 million of unrecognized pre-tax compensation expense related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 2.6 years. The Company realized $703,000 of excess tax benefits related to equity awards during the six months ended June 30, 2016, which was recorded as an increase to additional paid-in capital.

During the six months ended June 30, 2016, the Company purchased $787,000 of unvested equity interests related to awards that were modified at the IPO.

Stock Options

A summary of stock option activity during the six months ended June 30, 2016, is as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at January 1, 2016	36,304	$31.74
Granted	812,119	26.36
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2016	848,423	$26.59

Exercisable at June 30, 2016	—	$—

During the six months ended June 30, 2016, the Company granted options to purchase 812,119 shares of the Company’s common stock with four-year graded vesting (20% for years 1-2, 30% for years 3-4) based on service vesting. Options to purchase shares of common stock were granted with exercise prices equal to the fair value of the common stock on the date of grant. The fair value of the stock options granted was estimated using a Black-Scholes valuation model. The weighted average fair value of the options granted during the six months ended June 30, 2016 is estimated at $11.05 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.4%; an expected term of approximately six years; expected volatility of 41.5%; and dividend yield of 0.0% over the expected life of the option. The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility of several peer companies to the Company for periods equal to the expected life of the options at the date of grant. The expected life of options is the average number of years the Company estimates that options will be outstanding.

As of June 30, 2016, there was $7.3 million of unrecognized pre-tax compensation expense related to stock options, which is expected to be recognized over a weighted average period of 3.7 years.

13. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$7,927	$(53,817)	$16,046	$(47,843)

Weighted average shares outstanding, basic	52,917,288	46,802,915	52,861,826	45,058,057
Weighted average common equivalent shares	546,289	—	513,032	—
Weighted average shares outstanding, diluted	53,463,577	46,802,915	53,374,858	45,058,057

Net earnings (loss) per share
Basic	$0.15	$(1.15)	$0.30	$(1.06)
Diluted	$0.15	$(1.15)	$0.30	$(1.06)
Equity instruments excluded from diluted net earnings (loss) per share calculation as the effect would have been anti-dilutive:
Restricted stock	—	159,673	—	159,673

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. There is a possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider the information in this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include those described under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements.

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

•Continued Change in the U.S. Healthcare Industry.  Healthcare spending represents a significant and growing component of gross domestic product (“GDP”) of the United States and the average annual growth in health care spending is expected to exceed average annual GDP growth through 2025. As healthcare costs rise and providers, patients and payment models focus on value‑based and patient‑centric care, the healthcare industry has increasingly focused attention on improving efficiency and transparency, standardizing care around best practices, and driving better clinical and operational outcomes. This has resulted in increasing demand for solutions designed to improve the efficiency and quality of care, safety and the patient experience. We believe this shift in the industry will continue to impact our business for the foreseeable future.

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

Initial Public Offering

On May 27, 2015, we completed our Initial Public Offering (the “IPO”) of 8,900,000 shares of common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 1,335,000 shares for a total of 10,235,000 shares issued at an offering price of $25.00 per share. Proceeds from the IPO were approximately $234.4 million, net of underwriting discounts, commissions and offering-related transaction costs incurred. Our common stock is traded on the New York Stock Exchange under the symbol “PGND.” In connection with the IPO: (i) PG Holdco, LLC, our former parent, was liquidated and its sole asset, the shares of our common stock, was distributed to the equity holders based on their relative rights under the limited liability company agreement, (ii) we recognized $70.4 million of equity-based compensation expense for the modification of certain units of PG Holdco, LLC, (iii) we paid a one-time transaction advisory fee of $8.5 million to our majority shareholder, and (iv) we recognized a loss on extinguishment of debt of $638,000 related to the write-off of deferred financing fees, loss on original issue discount and lender fees as a result of the partial repayment of our term loan facility with the net proceeds of the IPO.

Refinancings

We completed refinancings to lower our interest expense, reduce principal balances, and amend certain financial covenants. In May 2015, we repaid $223.0 million of principal on our First Lien Term Loan using the net proceeds from our IPO. In July 2015, we repaid the remaining principal balance of $183.2 million on our First Lien Term Loan with proceeds from a new $185 million Term Loan and replaced our $30 million revolving credit facility with a $75 million Revolving Credit Facility under our 2015 Credit Agreement. See Note 8 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for additional details.

Acquisitions

Since 2009, we have successfully acquired and integrated 10 businesses to support our growth, further enhancing our comprehensive suite of solutions and expanding our market leadership position. Most recently, on May 2, 2016, we acquired Avatar International Holding Company and its subsidiary Avatar International LLC (“Avatar”), a competitor in the patient experience and caregiver engagement markets, for a purchase price of $16.7 million, net of cash acquired. On September 1, 2015, we acquired all of the membership interests of Healthcare Performance Improvement, LLC (“HPI”), a leading patient safety and reliability consulting and coaching firm, for a purchase price of $11.7 million, net of cash acquired. The Avatar and HPI acquisitions were both financed with cash on hand.

The results of operations of the acquired businesses have been included in our consolidated financial statements from the applicable date of acquisition.

Results of Operations

The following table sets forth our results of operations and our results of operations as a percentage of revenue for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2016	revenue	2015	revenue	2016	revenue	2015	revenue
Revenue	$91,240	100.0%	$77,458	100.0%	$177,971	100.0%	$152,349	100.0%
Operating expenses:
Cost of revenue	39,103	42.9	43,112	55.7	75,572	42.5	74,539	48.9
General and administrative	25,040	27.4	79,102	102.1	47,683	26.8	97,403	63.9
Depreciation and amortization	11,543	12.7	10,237	13.2	23,115	13.0	20,096	13.2
Loss (gain) on disposal of property and equipment	2	—	15	—	20	—	(31)	—
Total operating expenses	75,688	83.0	132,466	171.0	146,390	82.3	192,007	126.0
Income (loss) from operations	15,552	17.0	(55,008)	(71.0)	31,581	17.7	(39,658)	(26.0)
Other income (expense):
Interest expense, net	(1,136)	(1.2)	(3,775)	(4.9)	(2,366)	(1.3)	(8,354)	(5.5)
Extinguishment of debt	—	—	(638)	(0.8)	—	—	(638)	(0.4)
Management fee of related party	—	—	(267)	(0.3)	—	—	(553)	(0.4)
Total other expense, net	(1,136)	(1.2)	(4,680)	(6.0)	(2,366)	(1.3)	(9,545)	(6.3)
Income (loss) before income taxes	14,416	15.8	(59,688)	(77.1)	29,215	16.4	(49,203)	(32.3)
Provision for income taxes	6,489	7.1	(5,871)	(7.6)	13,169	7.4	(1,360)	(0.9)
Net income (loss)	$7,927	8.7%	$(53,817)	(69.5)%	$16,046	9.0%	$(47,843)	(31.4)%

Non-GAAP Financial Measures:
Adjusted EBITDA (a)	$36,280	39.8%	$29,131	37.6%	$70,071	39.4%	$56,471	37.1%

(a)For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to net income, see “Non-GAAP Financial Measures.”

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Revenue

Revenue increased $13.7 million, or 17.8%, from $77.5 million for the three months ended June 30, 2015 to $91.2 million for the three months ended June 30, 2016. Revenue growth consisted of 10.8% organic growth and 7.0% acquisition growth. The acquisitions of Avatar and HPI contributed revenue of $3.0 million and $2.4 million, respectively, in the second quarter of 2016. Organic growth was comprised of increased sales of patient experience solutions to new and existing clients and, to a lesser extent, sales of engagement and consulting solutions.

Operating Expenses

Cost of Revenue. Cost of revenue decreased $4.0 million, or 9.3%, from $43.1 million for the three months ended June 30, 2015 to $39.1 million for the three months ended June 30, 2016. As a percentage of revenue, cost of revenue decreased from 55.7% in the 2015 period to 42.9% in the 2016 period.

Cost of revenue included equity-based compensation expense of $10.6 million in the three months ended June 30, 2015 and $1.4 million in the three months ended June 30, 2016. The decrease in equity-based compensation is primarily due to $10.1 million of stock-based compensation from the equity-based compensation modification related to the IPO in May 2015. Cost of revenue also included severance of $71,000 in the three months ended June 30, 2016 related to the integration of Avatar. Excluding these amounts, cost of revenue increased $5.1 million and decreased as a percentage of revenue from 41.9% in the 2015 period to 41.2% in the 2016 period. The decrease as a percentage of revenue was primarily the result of a higher proportion of lower cost electronic surveys for our patient experience solutions.

General and Administrative Expense.  General and administrative expense decreased $54.1 million, or 68.3%, from $79.1 million for the three months ended June 30, 2015 to $25.0 million for the three months ended June 30, 2016. As a percentage of revenue, general and administrative expense decreased from 102.1% in the 2015 period to 27.4% in the 2016 period.

General and administrative expense included equity-based compensation expense of $62.4 million in the three months ended June 30, 2015 and $5.9 million in the three months ended June 30, 2016. The decrease in equity-based compensation is primarily due to $60.3 million of stock-based compensation from the equity-based compensation modification related to the IPO in May 2015. General and administrative expense also included $195,000 and $1.1 million of expenses associated with completed and potential acquisitions in the 2015 and 2016 periods, respectively, $638,000 of severance related to the integration of Avatar in 2016, and $659,000 of expenses associated with employer taxes on the equity-based compensation related to the IPO, professional fees related to the IPO and capital structure planning in 2015. Excluding these amounts, general and administrative expenses increased $1.5 million and decreased as a percentage of revenue from 20.5% in the 2015 period to 19.0% in the 2016 period. The decrease was primarily the result of the leveraging of general and administrative resources as a result of organic growth.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $1.3 million, or 12.8%, from $10.2 million for the three months ended June 30, 2015 to $11.5 million for the three months ended June 30, 2016. Intangible asset amortization expense was $4.1 million in the 2015 period and $4.2 million in the 2016 period. Amortization expense in the 2016 period excludes amortization of identifiable intangible assets from the acquisition of Avatar as the valuation of such assets has not yet been completed. The increase in depreciation was largely the result of depreciation of previously capitalized software development costs and assets acquired under capital leases.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $2.7 million, or 69.9%, from $3.8 million for the three months ended June 30, 2015 to $1.1 million for the three months ended June 30, 2016. The $2.7 million decrease was primarily due to lower average borrowings in 2016 as a result of principal repayments from the proceeds of our IPO in May 2015, which resulted in interest savings of approximately $2.4 million, and lower average interest rates resulting from our debt refinancing in July 2015.

Extinguishment of debt.  During the three months ended June 30, 2015, we repaid $223.0 million of the principal balance on our First Lien Term Loan with proceeds from the IPO. The transactions resulted in a loss on extinguishment of debt of $638,000 consisting of unamortized deferred financing fees of $489,000 and loss on original issue discount of $149,000.

Management fee of related party.  We paid a management fee to our majority stockholder of $267,000 for the three months ended June 30, 2015. The management agreement was terminated and the management fee was no longer required after the effective date of the IPO in May 2015. See Note 11 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

Provision for Income Taxes

Provision for income taxes increased $12.4 million from a benefit of $5.9 million for the three months ended June 30, 2015 to expense of $6.5 million for the three months ended June 30, 2016. The provision for income taxes for the three months ended June 30, 2016 and 2015 represents federal and state income tax expense for the periods.

For the three months ended June 30, 2016, our effective income tax rate was 45.0% as compared to 9.8% for the three months ended June 30, 2015. Our federal statutory income tax rate and state statutory rate, net of federal benefit, is approximately 42%. The 2016 effective tax rate of 45.0% differs from the statutory rate primarily due to the impact of nondeductible equity-based compensation expense. The 2015 effective tax rate of 9.8% primarily reflected our expected net loss position for the full year of 2015 and the inability to realize a tax benefit from the nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of our IPO.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Revenue

Revenue increased $25.7 million, or 16.8%, from $152.3 million for the six months ended June 30, 2015 to $178.0 million for the six months ended June 30, 2016. Revenue growth consisted of 11.9% organic growth and 4.9% acquisition growth. The acquisitions of Avatar and HPI contributed revenue of $3.0 million and $4.5 million, respectively, for the six months ended June 30, 2016. Organic growth was comprised of increased sales of patient experience solutions to new and existing clients and, to a lesser extent, sales of engagement and consulting solutions.

Operating Expenses

Cost of Revenue. Cost of revenue increased $1.1 million, or 1.4%, from $74.5 million for the six months ended June 30, 2015 to $75.6 million for the six months ended June 30, 2016. As a percentage of revenue, cost of revenue decreased from 48.9% in the 2015 period to 42.5% in the 2016 period.

Cost of revenue included equity-based compensation expense of $11.4 million in the six months ended June 30, 2015 and $2.5 million in the six months ended June 30, 2016. The decrease in equity-based compensation is primarily due to $10.1 million of stock-based compensation from the equity-based compensation modification related to the IPO in May 2015. Cost of revenue also included severance of $71,000 in the six months ended June 30, 2016 related to the integration of Avatar. Excluding these amounts, cost of revenue increased $9.8 million and decreased as a percentage of revenue from 41.5% in the 2015 period to 41.0% in the 2016 period. The decrease as a percentage of revenue was primarily the result of a higher proportion of lower cost electronic surveys for our patient experience solutions.

General and Administrative Expense.  General and administrative expense decreased $49.7 million, or 51.0%, from $97.4 million for the six months ended June 30, 2015 to $47.7 million for the six months ended June 30, 2016. As a percentage of revenue, general and administrative expense decreased from 63.9% in the 2015 period to 26.8% in the 2016 period.

General and administrative expense included equity-based compensation expense of $63.6 million in the six months ended June 30, 2015 and $10.8 million in the six months ended June 30, 2016. The decrease in equity-based compensation is primarily due to $60.3 million of stock-based compensation from the equity-based compensation modification related to the IPO in May 2015. General and administrative expense also included $203,000 and $1.2 million of expenses associated with completed and potential acquisitions in the 2015 and 2016 periods, respectively, $638,000 of severance related to the integration of Avatar in 2016, and $864,000 of expenses associated with employer taxes on the equity-based compensation related to the IPO, professional fees related to the IPO and capital structure planning in 2015 and $106,000 of expenses associated with professional fees incurred for the preparation for compliance with Section 404 of the Sarbanes-Oxley Act and for design of our equity incentive and compensation programs in 2016. Excluding these amounts, general and administrative expenses increased $2.2 million and decreased as a percentage of revenue from 21.5% in the 2015 period to 19.6% in the 2016 period. The decrease was primarily the result of the leveraging of general and administrative resources as a result of organic growth.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $3.0 million, or 15.0%, from $20.1 million for the six months ended June 30, 2015 to $23.1 million for the six months ended June 30, 2016. Intangible asset amortization expense was $8.3 million in the 2015 period and $8.4 million in the 2016 period. Amortization expense in the 2016 period excludes amortization of identifiable intangible assets from the acquisition of Avatar as the valuation of such assets has not yet been completed. The increase in depreciation was largely the result of depreciation of previously capitalized software development costs and assets acquired under capital leases.

Other Income (Expense)

Interest expense, net.  Interest expense, net decreased $6.0 million, or 71.7%, from $8.4 million for the six months ended June 30, 2015 to $2.4 million for the six months ended June 30, 2016. The $6.0 million decrease was primarily due to lower average borrowings in 2016 as a result of principal repayments from the proceeds of our IPO in May 2015, which resulted in interest savings of approximately $4.8 million, and lower average interest rates resulting from our debt refinancing in July 2015.

Extinguishment of debt.  During the six months ended June 30, 2015, we repaid $223.0 million of the principal balance on our First Lien Term Loan with proceeds from the IPO. The transactions resulted in a loss on extinguishment of debt of $638,000 consisting of unamortized deferred financing fees of $489,000 and loss on original issue discount of $149,000.

Management fee of related party.  We paid a management fee to our majority stockholder of $553,000 for the six months ended June 30, 2015. The management agreement was terminated and the management fee was no longer required after the effective date of the IPO in May 2015. See Note 11 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

Provision for Income Taxes

Provision for income taxes increased $14.6 million from a benefit of $1.4 million for the six months ended June 30, 2015 to expense of $13.2 million for the six months ended June 30, 2016. The provision for income taxes for the six months ended June 30, 2016 and 2015 represents federal and state income tax expense for the periods.

For the six months ended June 30, 2016, our effective income tax rate was 45.1% as compared to 2.8% for the six months ended June 30, 2015. Our federal statutory income tax rate and state statutory rate, net of federal benefit, is approximately 42%. The 2016 effective tax rate of 45.1% differs from the statutory rate primarily due to the impact of nondeductible equity-based compensation expense. The 2015 effective tax rate of 2.8% primarily reflected our expected net loss position for the full year of 2015 and the inability to realize a tax benefit from the nondeductible equity-based compensation expense incurred in connection with the modification of equity awards as a result of our IPO.

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

Management uses Adjusted EBITDA (i) to compare our operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes, including the preparation of our internal annual operating budget, (iv) to evaluate the performance and effectiveness of our operational strategies and (v) as an element of metrics used to assess compliance associated with the agreements governing our indebtedness. We also believe that Adjusted EBITDA is useful to investors in assessing our financial performance because this measure is similar to the metrics used by investors and other interested parties when comparing companies in our industry that have different capital structures, debt levels and/or income tax rates. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating performance in the same manner as our management.

Adjusted EBITDA is not determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as an alternative to net income, income from operations, net cash provided by operating, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The table below presents information for the periods indicated about our Adjusted EBITDA. A reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures is provided in the table below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$7,927	$(53,817)	$16,046	$(47,843)
Interest expense	1,136	3,775	2,366	8,354
Income tax expense (benefit)	6,489	(5,871)	13,169	(1,360)
Depreciation and amortization	11,543	10,237	23,115	20,096
EBITDA	27,095	(45,676)	54,696	(20,753)
Equity-based compensation(a)	7,349	73,033	13,349	74,997
Extinguishment of debt(b)	—	638	—	638
Management fee to related party(c)	—	267	—	553
Acquisition expenses(d)	1,125	195	1,191	203
Severance(e)	709	—	709	—
Loss (gain) on disposal of property and equipment(f)	2	15	20	(31)
Other non-comparable items(g)	—	659	106	864
Adjusted EBITDA	$36,280	$29,131	$70,071	$56,471

(a)Equity-based compensation expense associated with equity awards granted to attract and retain employees and directors. Our incentive compensation plan excludes this expense. We have also excluded this item in order to provide consistent operating performance insight as these expenses have fluctuated period to period, are noncash, and do not necessarily reflect current period effectiveness of operational strategies. See Note 12 – Equity-Based Compensation in the Notes to Condensed Consolidated Financial Statements for classification of equity-based compensation on the Condensed Consolidated Statements of Operations for the periods indicated.

(b)Write-off of unamortized deferred financing fees, loss on original issuance discount and lender fees in connection with debt refinancings. Our incentive compensation plan excludes this noncash expense.

(c)Fees paid to our majority stockholder under a management agreement prior to our IPO. The management agreement was terminated upon the closing of the IPO. See Note 11 – Related Party Transactions in the Notes to Condensed Consolidated Financial Statements for additional details.

(d)Transaction costs incurred in connection with completed and potential acquisitions. Our incentive compensation plan excludes this expense. We have also excluded this item in order to provide consistent operating performance insight as these expenses are not ongoing in nature but are associated with specific acquisition targets. See “Acquisitions.”

(e)Expenses associated with severance related to the acquisition of Avatar. Our incentive compensation plan excludes this item. We has also excluded severance as it is related to the integration of Avatar in order to provide consistent operating performance of the Company and is not associated with ongoing activities of Avatar or the Company.

(f)Noncash gains and loss associated with disposals of property and equipment. Our incentive compensation plan excludes this item.

(g)Other non-comparable items include costs incurred in connection with our IPO and professional fees incurred in connection with capital structure and strategic corporate planning in 2015 and professional fees incurred for the preparation for compliance with Section 404 of the Sarbanes-Oxley Act and for design of our equity incentive and compensation programs in 2016. Our incentive compensation plan excludes these expenses. We have also excluded this item in order to provide consistent operating performance insight as these expenses are associated with specific projects that are not associated with ongoing operating activities.

Liquidity and Capital Resources

Overview

Our principal uses of cash are to meet working capital requirements, fund debt obligations, finance capital expenditures, support our growth strategy and fund strategic acquisitions. Our principal sources of funds are cash flows from operating activities and available borrowings under our Revolving Credit Facility.

As of June 30, 2016, we had cash of $46.4 million and $74.9 million of available borrowings under our Revolving Credit Facility (after giving effect to a $65,000 letter of credit outstanding under our Revolving Credit Facility). As of June 30, 2016, we had $182.6 million of outstanding indebtedness, including capital lease obligations.

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

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$52,082	$37,531
Net cash used in investing activities	(30,975)	(15,179)
Net cash used in financing activities	(9,959)	(9,392)
Net increase in cash	$11,148	$12,960

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non‑cash items, including depreciation and amortization, equity‑based compensation, extinguishment of debt, and deferred income taxes, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities for the six months ended June 30, 2016 was $52.1 million compared to $37.5 million for the six months ended June 30, 2015, an increase of $14.6 million, or 38.8%. In 2016, cash provided by operations primarily resulted from net earnings after adding back non-cash items and a decrease in net working capital of $2.3 million. In 2015, cash provided by operations primarily resulted from net earnings after adding back non-cash items offset by an increase in net working capital of $6.1 million. The increase in cash provided by operating activities in 2016 as compared to the same period in 2015 is due to an increase in profitability after adjusting for non-cash expenses, including a decrease in cash interest expense as a result of repayment of principal using proceeds from our IPO and refinancing our credit facilities at lower interest rates, and a net increase in cash from changes in working capital primarily associated with changes in accrued income taxes and accounts receivable, partially offset by deferred revenue.

Investing Activities

Our primary investing activities relate to acquisitions and capital expenditures, which include investments in capitalized computer software development costs, facilities and equipment.

Net cash used in investing activities for the six months ended June 30, 2016 was $31.0 million compared to $15.2 million for the six months ended June 30, 2015. Cash paid for acquisitions, net of cash acquired was $16.7 million in 2016 for the acquisition of Avatar. In 2016, we invested $2.0 million for an equity interest in an unconsolidated affiliate, which is being accounted for as a cost method investment. Cash purchases of property and equipment were $12.2 million in 2016 and included $12.1 million of capitalized software development costs and $69,000 of equipment and leasehold improvements. In 2015, cash purchases of property and equipment were $15.2 million and included $11.5 million of capitalized software development costs and $3.7 million of equipment and leasehold improvements.

Financing Activities

Our primary financing activities consist of borrowings under our credit facilities, payments on our long‑term debt and capital leases, repurchases of equity interests and tax withholding payments to the vesting of restricted stock units.

Net cash used in financing activities for the six months ended June 30, 2016 was $10.0 million compared to $9.4 million for the six months ended June 30, 2015. In 2016, we used cash generated from operations after investing activities of $21.1 million primarily to make scheduled payments on our borrowings and capital leases, fund minimum employee tax withholdings for restricted stock vesting and to repurchase equity interests, partially offset by excess tax benefits from equity awards. In 2015, we used cash generated from operations after investing activities of $22.4 million primarily to make payments on our borrowings and capital leases, fund minimum employee tax withholdings for restricted stock vesting, make an IPO-related distribution payment to Vestar and repurchase equity interests, offset by proceeds from our IPO of $238.0 million.

Credit Facilities

See Note 8 – Revolving Line of Credit and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2016 are summarized in the table below (in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(a)	$191,048	$12,710	$24,870	$153,468	$—
Capital lease obligations	6,811	5,104	1,429	278	—
Operating lease obligations(b)	8,375	3,491	3,662	1,222	—
Total	$206,234	$21,305	$29,961	$154,968	$—

(a)Represents the principal amount of our long‑term debt, including current portion, and the expected cash payments for interest based on the interest rates in place and amounts outstanding as of June 30, 2016.

(b)For a more detailed description of our operating leases, see Note 9 – Leases in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off‑Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet transactions or interests.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using GAAP. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, and in Note 2 – Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long‑term indebtedness. Our primary interest rate exposure relates to loans outstanding under our Term Loan and Revolving Credit Facility. All outstanding indebtedness under the Term Loan and Revolving Credit Facility bears interest at a variable rate. Each quarter point change in interest rates on such indebtedness under our Term Loan would result in a change of $445,000 to our interest expense on an annual basis, based on our outstanding balance of $178.1 million (exclusive of deferred financing fees) at June 30, 2016. There were no borrowings under the Revolving Credit Facility at June 30, 2016. Assuming the $74.9 million of current borrowing capacity were drawn under the Revolving Credit Facility, a hypothetical quarter point change in interest rates on such variable rate debt would change our annual interest expense by $187,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b), under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

PRESS GANEY HOLDINGS, INC.

August 2, 2016	By:	/S/ PATRICK T. RYAN
	Name:	Patrick T. Ryan
	Title:	Chief Executive Officer

August 2, 2016	By:	/S/ BREHT T. FEIGH
	Name:	Breht T. Feigh
	Title:	Chief Financial Officer